Form 10-Q
period 1995-03-31
NURSECARE HEALTH CENTERS INC
filed 1995-06-12
CIK 73354

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1995

Commission File Number 0-7667

NURSECARE HEALTH CENTERS, INCORPORATED

              PENNSYLVANIA
(State of Incorporation Or Organization)

           23-1713211
(I. R. S. Employer Identification No.)

Three Station Square, Paoli, Pennsylvania    19301
(Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number:  610-644-4051



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes_____X_____      No___________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



            Class                                Outstanding At March 31, 1995
Common Stock, $.10 par value         551,921 shares

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                 Unaudited

                                  ASSETS

                                                 March 31 1995  December 31
1994
Current Assets:
  Unrestricted Cash and Cash Equivalents          $    618,785   $  1,072,286
  Restricted Cash - Escrow                              115,000
122,951
  Marketable Debt Securities                           1,495,848
197,712
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts (1995 $-0-; 1994 $-0-)           167,029        287,589
  Notes Receivable, Current Portion                         -             975,00
0
  Prepaid Expenses                                             931
4,394
  Prepaid Income Taxes                                   5,215          5,215
                                                   ___________    ___________
          Total Current Assets                         2,402,808
2,665,147
                                                   -----------    -----------


Property and Equipment, at Cost
  Furniture and Equipment                                130,373
126,981
  Less:  Accumulated Depreciation                         (126,452)
(126,391)
                                                   -----------    -----------
                                                         3,921            590
                                                   -----------    -----------
Other Assets
  Advances to Related Party                             96,620         96,620
  Notes Receivable, Less Current Portion                 200,000        200,000
                                                   -----------    -----------
                                                          296,620
296,620
                                                   -----------    -----------

          Total Assets                             $ 2,703,349       $
2,962,357
                                                   ===========    ===========

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                Unaudited

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                 March 31, 1995      December
31, 1994
Current Liabilities:
  Accounts Payable                              $   213,156         $   487,053

  Accrued Expenses and Other Liabilities
    Payroll Taxes                                      646                    -

    Real Estate Taxes and Other Taxes              373,770             57,986
    Insurance                                          371,965
371,965
    Other                                              93,212
44,216
  Estimated Third-party Payor Settlements           400,000
400,000
  Income Taxes Payable                                -                  309,500
  Deferred Taxes Payable                               45,796
45,796
                                               -----------        -----------
          Total Current Liabilities                1,498,545
1,716,516
                                               -----------        ----------


Stockholders' Equity (Deficiency)
  Common Stock, $.10 par; Authorized
    3,060,000 Shares; Issued 553,251 Shares         55,325             55,325
  Retained Earnings (Deficit)                         616,741
657,778
                                               -----------        -----------
                                                   1,207,449
1,248,486
                                               -----------        -----------
  Less:  Treasury Stock, at Cost
   (1995 and 1994 - 1,330 Shares)                    2,645
2,645
                                               -----------        -----------
                                                  1,204,804
1,245,841
                                               -----------        -----------
          Total Liabilities and Stockholders'
            Equity (Deficiency)                  $ 2,703,349         $
2,962,357
                                               ===========        ===========

            NURSECARE HEALTH CENTERS INCORPORATED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                           AND RETAINED EARNINGS

                                 Unaudited

                                                           THREE MONTHS ENDED
                                                 March 31, 1995      March 31,
1994
                                                --------------  --------------
Discontinued Operations Revenue                   $    73,758        $
1,259,072
                                                  -----------     -----------

  Cost of Operations                                       -
967,766
  General and Administrative Expenses                 168,174         335,138
  Provision for Uncollectible Amounts                    -              1,273
                                                  -----------     -----------
                                                      168,174        1,304,177
                                                  -----------     -----------

          Income (loss) from Operations                  (94,416)
(45,105)
                                                  -----------     -----------

Other Income (Expenses)
  Interest Expense                                            -
(62,742)
  Interest Income                                      34,979           3,717
  Gain (loss) Realized on Sale of
    Marketable Debt Securities                           (9,739)              -

  Unrealized Gain (Loss) on Marketable
    Securities                                            28,139
(16,322)
                                                  -----------     -----------
                                                          53,379
(75,347)
                                                  -----------     -----------
Income (Loss) Before Provision
  for Income Taxes                                        (41,037)
(120,452)
Provision for Income Taxes                                -                  -

                                                  -----------     -----------
          Net Income (Loss)                           (41,037)        $
(120,452)
                                                                  ===========
         Retained Deficit, Beginning of Year                    657,778
                                                  -----------
  Retained Deficit, End of Year                    $   616,741
                                                  ===========
  Earnings (Loss) Per Share                       $     (.07)
                                                  ===========

Weighted Average Number of Common
 Shares Outstanding                                      551,921
                                                  ===========

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Unaudited

                                                           THREE MONTHS ENDED
                                                      March 31 1995  March 31
1994
                                                  -------------  -------------
Cash Flows from Discontinued Operating Activities
  Net Income (Loss)                                   $   (41,037)   $
(120,452)
                                                   -----------    -----------
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by (Used in) Discontinued
  Operating Activities:

      Depreciation and Amortization                           61
44,466
      Unrealized (Gain) Loss on Marketable
        Debt Securities                                    (28,139)
16,321
      Loss on Sale of Investments                            9,739
 -
      (Increase) Decrease in Assets:
          Accounts Receivable                           1,103,511
(24,551)
          Estimated Third-party Payor Settlements            -
53,817
          Prepaid Expenses                                3,463
12,151
          Prepaid Income Taxes                              -
- -
      Increase (Decrease) in Liabilities:
          Accounts Payable                             (273,897)       (52,460)

          Accrued Expenses                              365,426          178,425
          Income Taxes Payable                          (309,500)           -

                                                   -----------    -----------
Total Adjustments                                      870,664        228,169
                                                   -----------    -----------
Net Cash Provided by (Used in) Discontinued
Operating Activities                                   829,627        107,717
                                                   -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                  (3,392)        (3,323)
  Purchases of Short-term Investments                     -
(89,047)
  Purchase of Marketable Securities                  (1,360,572)       (30,219)

  Proceeds from Sale of Marketable Debt Securities      80,836           -
                                                          -----------
- -----------
Net Cash Provided by (Used in) Investing Activities (1,283,128)      (122,589)
                                                   -----------    -----------


          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Unaudited


                                                           THREE MONTHS ENDED
                                                 March 31, 1995      March 31,
1994
                                                --------------  --------------
Cash Flows from Financing Activities:
  Payments on Notes Payable                        $         -        $
(485)
                                                   -----------    -----------
Net Cash (Used in) Financing Activities                     -
(485)
                                                   -----------    -----------

Net Increase (Decrease in Unrestricted
Cash and Equivalents                                   (453,501)
(15,357)

Unrestricted Cash and Cash Equivalents
- - Beginning of Year                                     1,072,286
122,235
                                                   -----------    -----------
Unrestricted Cash and Cash Equivalents
- - End of Quarter                                    $   618,785       $
106,878
                                                   ===========    ===========

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                                 March 31, 1995



Note 1 The Preceding financial information was prepared from the books and records of the Company and includes all necessary normal recurring adjustments for a fair presentation of the results of operations on a basis consistent with the Company's most recent annual certified financial statements filed with the Commission for the preceding year ended December 31, 1994.



Note 2 The financial statements submitted in this report are not prepared in conformity with generally accepted accounting principles because the Company is not submitting all the disclosures which are required by generally accepted accounting principles.



Note 3 For more detailed information with respect to (1) summary of significant accounting policies; (2) description of business; (3) property and equipment and depreciation; (4) investment, common stock of affiliate; (5) long-term debt; (6) capital; (7) income taxes; and, (8) related party transactions, see the notes to consolidated financial statements filed with the Commission in the Company's annual Form 10-K for the year ended December 31, 1994.



Note 4 The Company is not required to file Form 8-K to report any unusual charges or credits to income during the most recently completed quarter and the Company has not changed its independent accountants.

          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION

                            March 31, 1995



         Prior to November 30, 1994 the Company operated two nursing facilities with 210 bed capacity. Of the 210 beds, 148 were in Philadelphia, Pennsylvania (Northwood) and 62 beds were in Clinton Township, New Jersey (Union Forge). The Union Forge was sold on February 7, 1990. From February, 1990 to November 30,
1994 only the Northwood was operational. On November 30, 1994 the Northwood was sold.



         The decrease in revenues, cost of operations and general and administrative expenses for the first quarter of 1995 over the first quarter of 1994 was the result of the Northwood facility being sold on November 30, 1994 to Complete Care Services.



         Following the sale, the Company is left with substantial cash reserves remaining from which the Company is discharging the remaining liabilities. The Company is wrapping up open issues with the Pennsylvania Department of Public Welfare which could produce positive results pending the outcome of disputed issues.
 In addition, the Company is collecting outstanding accounts receivables. The sale of the nursing facilities is not a step toward dissolution of the Company. The Company is looking into new business opportunities of which it has started one new company for consulting services to the long term care community.

                 NURSECARE HEALTH CENTERS, INCORPORATED


                                 SIGNATURE







    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.















Date:  May 31, 1995     _____________________________________
                        Diana J. Kerezsi, Assistant Secretary
                                            Nursecare Health Centers, Inc.