Form 10-Q
period 1995-06-30
NURSECARE HEALTH CENTERS INC
filed 1995-08-18
CIK 73354

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995

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



            Class                                Outstanding At June 30, 1995
Common Stock, $.10 par value               536,571 shares

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                 Unaudited

                                  ASSETS

                                                 June 30, 1995  December 31
1994
Current Assets:
  Unrestricted Cash and Cash Equivalents          $    388,826   $  1,072,286
  Restricted Cash - Escrow                              115,000
122,951
  Marketable Debt Securities                           1,502,686
197,712
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts (1995 $-0-; 1994 $-0-)           132,532        287,589
  Notes Receivable, Current Portion                         -             975,00
0
  Estimated Third-party Payor Settlements              167,903           -
  Prepaid Expenses                                             406
4,394
  Prepaid Income Taxes                                 162,961          5,215
                                                   ___________    ___________
          Total Current Assets                         2,470,314
2,665,147
                                                   -----------    -----------

Property and Equipment, at Cost
  Furniture and Equipment                                131,144        126,981
  Less:  Accumulated Depreciation                         (126,513)
(126,391)
                                                   -----------    -----------
                                                         4,631            590
                                                   -----------    -----------
Other Assets
  Advances to Related Party                             96,620         96,620
  Notes Receivable, Less Current Portion                 200,000        200,000
                                                   -----------    -----------
                                                          296,620
296,620
                                                   -----------    -----------

          Total Assets                             $ 2,771,565       $
2,962,357
                                                   ===========    ===========











               See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                Unaudited

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                 June 30, 1995  December 31,
1994
Current Liabilities:
  Accounts Payable                              $   216,266         $   487,053

  Accrued Expenses and Other Liabilities
    Payroll Taxes                                    2,058               -
    Real Estate Taxes and Other Taxes               59,906             57,986
    Insurance                                          187,048
371,965
    Other                                             151,997
44,216
  Estimated Third-party Payor Settlements              -
400,000
  Income Taxes Payable                             309,500               309,500
  Deferred Taxes Payable                               45,796
45,796
                                               -----------        -----------
          Total Current Liabilities                  972,571
1,716,516
                                               -----------        ----------


Stockholders' Equity (Deficiency)
  Common Stock, $.10 par; Authorized
    3,060,000 Shares; Issued 553,251 Shares         55,325             55,325
  Additional Paid-in Capital                       535,383            535,383
  Retained Earnings (Deficit)                       1,219,107
657,778
                                               -----------        -----------
                                                   1,809,815
1,248,486
  Less:  Treasury Stock, at Cost
   (1995- 16,680 Shares and
    1994 - 1,330 Shares)                            10,821
2,645
                                               -----------        -----------
                                                  1,798,994
1,245,841
                                               -----------        -----------
          Total Liabilities and Stockholders'
            Equity (Deficiency)                  $ 2,771,565         $
2,962,357
                                               ===========        ===========







               See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS INCORPORATED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                           AND RETAINED EARNINGS

                                 Unaudited

                                                           SIX MONTHS ENDED
                                                 June 30, 1995       June 30,
1994
                                                --------------  --------------
Discontinued Operations Revenue                   $       150        $
2,760,773
                                                  -----------     -----------

  Cost of Operations                                       -           2,060,206
  General and Administrative Expenses                 223,297         423,318
  Provision for Uncollectible Amounts                    -              2,665
                                                  -----------     -----------
                                                      223,297        2,486,189
                                                  -----------     -----------

          Income (loss) from Operations                 (223,147)
274,584
                                                  -----------     -----------

Other Income (Expenses)
  Interest Expense                                            -
(125,889)
  Interest Income                                      52,994           8,355
  Net Effect of Liquidating Northwood                 706,244            -
  Gain (loss) Realized on Sale of
    Marketable Debt Securities                           (9,739)
(1,566)
  Unrealized Gain (Loss) on Marketable
    Securities                                            34,977
(25,611)
                                                  -----------     -----------
                                                         784,476
(144,711)
                                                  -----------     -----------
Income (Loss) Before Provision
  for Income Taxes                                        561,329
129,873
Provision for Income Taxes                                -                  -

                                                  -----------     -----------
          Net Income (Loss)                           561,329
129,873

         Retained Deficit, Beginning of Year                    657,778
(1,056,124)
                                                  -----------     -----------
  Retained Deficit, End of Peroid                 $ 1,219,107     $  (926,251)
                                                  ===========     ===========
  Earnings (Loss) Per Share                       $     1.03      $      .24
                                                  ===========     ===========

Weighted Average Number of Common
 Shares Outstanding                                      546,479
551,921
                                                  ===========     ===========







               See accompanying notes to financial statements.

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

                                  Unaudited

                                                      THREE MONTHS ENDED
                                               June 30, 1995   June 30, 1994
                                               --------------  --------------
Discontinued Operations Revenue                 $   840,805     $ 1,501,701
                                                -----------     -----------

Cost of Operations                                     -          1,092,440
Genreal and Administrative Expenses                 268,491          88,180
Provision for Uncollectible Amounts                    -              1,392
                                                -----------     -----------
                                                    268,491       1,182,012
                                                -----------     -----------
Income (Loss) From Operations                       572,314         319,689
                                                -----------     -----------

Other Income (Expenses)
  Interest Expense                                     -            (63,147)
  Interest Income                                    23,214           4,638
  Gain (Loss) Realized on Sale of
   Marketable Debt Securities                          -             (1,566)
  Unrealized Gain (Loss) on
   Marketable Debt Securities                         6,838          (9,289)
                                                -----------     -----------
                                                     30,052         (69,364)
                                                -----------     -----------
Income (Loss) Before Provision for
 Income Taxes                                       602,366         250,325
Provision for Income Taxes                             -               -
                                                -----------     -----------
Net Income (Loss)                               $   602,366     $   250,325
                                                ===========     ===========






             See accompanying notes to financial statements.

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Unaudited

                                                           SIX MONTHS ENDED
                                                      June 30 1995   June 30
1994
                                                  -------------  -------------
Cash Flows from Discontinued Operating Activities
  Net Income (Loss)                                   $   561,329    $
129,873
                                                   -----------    -----------
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by (Used in) Discontinued
  Operating Activities:

      Depreciation and Amortization                          122
87,622
      Unrealized (Gain) Loss on Marketable
        Debt Securities                                    (34,977)
25,611
      Loss on Sale of Investments                            9,739
1,566
      (Increase) Decrease in Assets:
          Accounts Receivable                           1,138,008
(208,167)
          Estimated Third-party Payor Settlements        (167,903)
298,340
          Prepaid Expenses                                3,988
(12,969)
          Prepaid Income Taxes                          (157,746)          -
      Increase (Decrease) in Liabilities:
          Accounts Payable                             (270,787)      (320,154)

          Accrued Expenses                              (73,158)          75,360
          Estimated Third-party Payor Settlements     (400,000)          -
          Income Taxes Payable                              -               -

                                                   -----------    -----------
Total Adjustments                                       47,286        (52,791)

                                                   -----------    -----------
Net Cash Provided by (Used in) Discontinued
Operating Activities                                   608,615         77,082
                                                   -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                  (4,163)       (14,690)
  Other Receivables                                       -             1,352
  Purchases of Short-term Investments                     -
(178,686)
  Proceeds at Maturity of Short-term Investments          -           243,750
  Purchase of Marketable Securities                  (1,360,572)       (32,788)

  Proceeds from Sale of Marketable Debt Securities      80,836         22,567
                                                          -----------
-----------
Net Cash Provided by (Used in) Investing Activities (1,283,899)        41,505
                                                   -----------    -----------
Cash Flows from Financing Activities:
  Purchase of Treasury Stock                        $  (8,176)    $      -
  Payments of Long-term Debt                             -           (120,000)
  Payments on Notes Payable                                  -
(1,999)
                                                   -----------    -----------
Net Cash (Used in) Financing Activities                   (8,176)
(121,999)
                                                   -----------    -----------

Net Increase (Decrease in Unrestricted
  Cash and Equivalents                               (683,460)         (3,412)

Unrestricted Cash and Cash Equivalents
  - Beginning of Year                                 1,072,286
122,235
                                                   -----------    -----------
Unrestricted Cash and Cash Equivalents
  - End of Quarter                                  $   388,826       $
118,823
                                                   ===========    ===========


              See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                                 June 30, 1995



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

                            June 30, 1995



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

         Following the sale, the Company is left with substantial cash reserves remaining from which the Company is discharging the remaining liabilities. The Company is wrapping up open issues with the Pennsylvania Department of Public Welfare. During the last six months the Company was successful in negotiating a settlement with the Department of Public Welfare. This settlement which was for prior years resulted in a recovery of $567,903.
In addition, the Company is collecting outstanding accounts reveivables.

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















Date:  August 11, 1995  _____________________________________
                        Diana J. Kerezsi, Assistant Secretary
                                            Nursecare Health Centers, Inc.