Form 10-Q
period 1995-09-30
NURSECARE HEALTH CENTERS INC
filed 1995-11-02
CIK 73354

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995

Commission File Number 0-7667

NURSECARE HEALTH CENTERS, INCORPORATED

              PENNSYLVANIA
(State of Incorporation Or Organization)

           23-1712311
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



            Class                Outstanding At September 30, 1995
Common Stock, $.10 par value                   536,571 shares

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                 Unaudited

                                  ASSETS

                                                 September 30,   December 31,
                                                     1995           1994
Current Assets:
  Unrestricted Cash and Cash Equivalents          $     48,622   $  1,072,286
  Restricted Cash - Escrow                             120,448        122,951
  Marketable Debt Securities                         1,611,449        197,712
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts (1995 $-0-; 1994 $-0-)           115,144        287,589
  Notes Receivable, Current Portion                       -           975,000
  Estimated Third-party Payor Settlements              167,903           -
  Prepaid Expenses                                       1,778          4,394
  Prepaid Income Taxes                                 162,714          5,215
                                                   ___________    ___________
          Total Current Assets                       2,228,058      2,665,147
                                                   -----------    -----------

Property and Equipment, at Cost
  Furniture and Equipment                              131,144        126,981
  Less:  Accumulated Depreciation                     (126,574)      (126,391)
                                                   -----------    -----------
                                                         4,570            590
                                                   -----------    -----------
Other Assets
  Advances to Related Party                             96,620         96,620
  Notes Receivable, Less Current Portion               200,000        200,000
                                                   -----------    -----------
                                                       296,620        296,620
                                                   -----------    -----------

          Total Assets                             $ 2,529,248    $ 2,962,357
                                                   ===========    ===========











               See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                Unaudited

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                               September 30,     December 31,
                                                   1995             1994
Current Liabilities:
  Accounts Payable                             $   186,211        $   487,053
  Accrued Expenses and Other Liabilities
    Payroll Taxes                                      820               -
    Real Estate Taxes and Other Taxes               60,619             57,986
    Insurance                                      187,048            371,965
    Other                                          120,582             44,216
  Estimated Third-party Payor Settlements             -               400,000
  Income Taxes Payable                             309,500            309,500
  Deferred Taxes Payable                            45,796             45,796
                                               -----------        -----------
          Total Current Liabilities                910,576          1,716,516
                                               -----------        -----------


Stockholders' Equity (Deficiency)
  Common Stock, $.10 par; Authorized
    3,060,000 Shares; Issued 553,251 Shares         55,325             55,325
  Additional Paid-in Capital                       535,383            535,383
  Retained Earnings (Deficit)                    1,038,785            657,778
                                               -----------        -----------
                                                 1,629,493          1,248,486
  Less:  Treasury Stock, at Cost
   (1995- 16,680 Shares and
    1994 - 1,330 Shares)                            10,821              2,645
                                               -----------        -----------
                                                 1,618,672          1,245,841
                                               -----------        -----------
          Total Liabilities and Stockholders'
            Equity (Deficiency)                $ 2,529,248        $ 2,962,357
                                               ===========        ===========







               See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS INCORPORATED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                           AND RETAINED EARNINGS

                                 Unaudited

                                                       NINE MONTHS ENDED
                                                 September 30,    Septemer 30,
                                                     1995            1994
                                                --------------  --------------
Discontinued Operations Revenue                   $     6,445     $ 4,370,619
                                                  -----------     -----------

  Cost of Operations                                     -          3,162,185
  General and Administrative Expenses                 361,795         717,068
  Provision for Uncollectible Amounts                    -             51,115
                                                  -----------     -----------
                                                      361,795       3,930,368
                                                  -----------     -----------

          Income (loss) from Operations              (355,350)        440,251
                                                  -----------     -----------

Other Income (Expenses)
  Interest Expense                                        -          (212,789)
  Interest Income                                      81,495          12,576
  Net Effect of Liquidating Northwood                 628,764            -
  Gain (loss) Realized on Sale of
    Marketable Debt Securities                           (8,879)         (2,382)
  Unrealized Gain (Loss) on Marketable
    Securities                                            34,977
(31,865)
                                                  -----------     -----------
                                                      736,357        (234,460)
                                                  -----------     -----------
Income (Loss) Before Provision
  for Income Taxes                                    381,007         205,791
Provision for Income Taxes                               -               -
                                                  -----------     -----------
          Net Income (Loss)                           381,007         205,791

  Retained Deficit, Beginning of Year                 657,778      (1,056,124)
                                                  -----------     -----------
  Retained Deficit, End of Peroid                 $ 1,038,785     $  (850,333)
                                                  ===========     ===========
  Earnings (Loss) Per Share                       $      .70      $      .37
                                                  ===========     ===========

Weighted Average Number of Common
 Shares Outstanding                                   543,140         551,921
                                                  ===========     ===========







               See accompanying notes to financial statements.

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

                                  Unaudited

                                                      THREE MONTHS ENDED
                                                September 30,   September 30,
                                                     1995            1994
                                               --------------  --------------
Discontinued Operations Revenue                 $     6,295     $ 1,609,846
                                                -----------     -----------

Cost of Operations                                     -          1,101,979
Genreal and Administrative Expenses                 138,498         293,750
Provision for Uncollectible Amounts                    -             48,450
                                                -----------     -----------
                                                    138,498       1,444,179
                                                -----------     -----------
Income (Loss) From Operations                      (132,203)        165,667
                                                -----------     -----------

Other Income (Expenses)
  Interest Expense                                     -            (86,900)
  Interest Income                                    28,501           4,221
  Net Effect of Liquidating Northwood               (77,480)           -
  Gain (Loss) Realized on Sale of
   Marketable Debt Securities                           860            (816)
  Unrealized Gain (Loss) on
   Marketable Debt Securities                          -             (6,254)
                                                -----------     -----------
                                                    (48,119)        (89,749)
                                                -----------     -----------
Income (Loss) Before Provision for
 Income Taxes                                      (180,322)         75,918
Provision for Income Taxes                             -               -
                                                -----------     -----------
Net Income (Loss)                               $  (180,322)    $    75,918
                                                ===========     ===========






             See accompanying notes to financial statements.

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Unaudited

                                                       NINE MONTHS ENDED
                                                  September 30,  September 30,
                                                      1995           1994
                                                  -------------  -------------
Cash Flows from Discontinued Operating Activities
  Net Income (Loss)                                $   381,007    $   205,791
                                                   -----------    -----------
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by (Used in) Discontinued
  Operating Activities:
      Depreciation and Amortization                        183        130,777
      Provision for Uncollectible Amounts                 -            30,000
      Unrealized (Gain) Loss on Marketable
        Debt Securities                                (34,977)        31,864
      Loss on Sale of Investments                        8,879          2,382
      (Increase) Decrease in Assets:
          Accounts Receivable                        1,149,948       (261,592)
          Estimated Third-party Payor Settlements     (167,903)       726,283
          Prepaid Expenses                               2,616         (9,785)
          Prepaid Income Taxes                        (157,499)         4,031
      Increase (Decrease) in Liabilities:
          Accounts Payable                            (300,842)      (427,317)
          Accrued Expenses                            (105,098)       209,794
          Estimated Third-party Payor Settlements     (400,000)          -
          Income Taxes Payable                              -              -
                                                   -----------    -----------
Total Adjustments                                       (4,693)       436,437
                                                   -----------    -----------
Net Cash Provided by (Used in) Discontinued
Operating Activities                                   376,314        642,228
                                                   -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                  (4,163)       (21,448)
  Other Receivables                                       -             1,352
  Purchases of Short-term Investments                     -          (269,292)
  Proceeds at Maturity of Short-term Investments          -           243,750
  Purchase of Marketable Securities                  (1,973,085)       (34,890)
  Proceeds from Sale of Marketable Debt Securities     585,446         32,518
                                                   -----------    -----------
Net Cash Provided by (Used in) Investing Activities (1,391,802)       (48,010)
                                                   -----------    -----------
Cash Flows from Financing Activities:
  Proceeds From Borrowings                               -             19,855
  Purchase of Treasury Stock                           (8,176)           -
  Payments of Long-term Debt                             -           (121,691)
  Payments on Notes Payable                              -             (2,646)
                                                   -----------    -----------
Net Cash (Used in) Financing Activities                 (8,176)      (104,482)
                                                   -----------    -----------

Net Increase (Decrease) in Unrestricted
  Cash and Equivalents                              (1,023,664)       489,736

Unrestricted Cash and Cash Equivalents
  - Beginning of Year                                1,072,286        122,235
                                                   -----------    -----------
Unrestricted Cash and Cash Equivalents
  - End of Quarter                                  $    48,622    $   611,971
                                                   ===========    ===========


              See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                              September 30, 1995



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

                            September 30, 1995



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

     The sale of the nursing facilities is not a step toward dissolution of the Company. The Company is looking into new business opportunities for which it has started one new company named The Pinnacle Healthcare Group for consulting services to the long term care community.

                 NURSECARE HEALTH CENTERS, INCORPORATED


                                 SIGNATURE







    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.















Date:  October 31, 1995   _____________________________________
                          Diana J. Kerezsi, Corporate Secretary
                          Nursecare Health Centers, Inc.