Form 10-K
period 1995-12-31
NURSECARE HEALTH CENTERS INC
filed 1996-04-09
CIK 73354

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                            ANNUAL FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995
                       Commission File Number 0-7667

                       NURSECARE HEALTH CENTERS, INC.
                        A PENNSYLVANIA CORPORATION
                      I.R.S. EMP. I.D.  #23-1712311

                         THREE STATION SQUARE
                       PAOLI, PENNSYLVANIA 19301

        Registrant's telephone number:  Area Code (610) 644-4051

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

          Common Stock, $.10 Par Value Per Share - Class A

Registrant has filed all reports required to be filed by Section
13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months.

               Yes____X____        No__________

Registrant has been subject to such filing requirements for the past 90 days.

               Yes____X____         No___________

As of December 31, 1995, the Issuer had outstanding one class of stock totaling 536,571 shares. The Aggregate Market Value of the shares held by Non-Affiliated Holders (180,636) is approximately $92,124.

                   INFORMATION REQUIRED IN REPORT
                               PART I


ITEM  1.  BUSINESS

  Nursecare Health Centers, Inc. (the "Company") was organized in 1969 and for most of its existence provided skilled nursing, convalescent and rehabilitation care in the operation of two health care facilities. Virtually all of the Company's revenue for all years of its existence had been derived from these services.

  The two facilities, Union Forge Nursing Home, Inc. and the Northwood Nursing and Convalescent Home, Inc. were separately incorporated and operated as wholly-owned subsidiaries of the Company. The Union Forge Nursing Home, Inc., located in Hunterton County, New Jersey, was sold in 1989. The Northwood Nursing and Convalescent Home, Inc. was sold in 1994.

  In 1995, the Company formed the Pinnacle Healthcare Group, Inc., a wholly-owned subsidiary of the Company which provides long-term care consulting to long-term care facilities. This includes assistance in achieving regulatory compliance and providing the highest level of quality care through education and staff awareness. Constant new regulations in the long-term health care industry requires continuing education of staff and maintaining compliance with the ever changing regulations.


ITEM  2.  PROPERTIES

  Company's headquarters are located in leased space of Three Station Square, Paoli, Pennsylvania, 19301. Registrant occupies approximately one thousand and forty-five (1,045) square feet on the second floor of this office building, which constitutes approximately fourteen percent (14%) of the rental space on that floor. The Registrant's lease runs for a one (1) year term from February 1995, to February, 1996. The annual rental for the year ending December 31, 1995, was $12,475.


ITEM 3.  LEGAL PROCEEDINGS

                            LICENSURE

  All legal proceedings previously described in the Company's
Reports to the Commission were settled before the end of the fiscal year ending December 31, 1995 with the exception of the following:

  Nursecare Health Centers, Inc., et al. v. Realty-Vest Financial Corp., et al., Court of Common Pleas, Philadelphia County, June Term 1993, No. 1485. This action (the "Nursecare Action") was brought by the Company in the Philadelphia Court of Common Pleas for compensatory and punitive damages in excess of $50,000 arising from the allegedly inept, dishonest and fraudulent acts and omissions of certain former managers of a skilled care nursing home facility previously owned by Northwood from early 1990 through March 1993 and from certain defendants' breach of a contract for the sale of the Northwood facility.
The Company alleges that the former managers physically damaged the Northwood facility, failed to submit properly documented claims for reimbursement for resident services to third-party payers, diverted Northwood funds for unauthorized uses, committed other acts of malfeasance that caused the Company financial loss and otherwise failed to fulfill their obligations under the contract for sale of the Northwood facility. The Company has sought damages for the defendants' breach of contract, breach of trust, breach of fiduciary duty, negligence, fraud, negligent misrepresentation, conversion, waste of premises, and under theories of individual liability of certain of the organizational defendants' officers and partners by virtue of their participation in the acts and omissions which injured the Company and piercing the corporate veil. The Company and the other plaintiffs also seek an award of their attorneys' fees and costs in an unspecified amount.

  The defendants have asserted counterclaims against the Company (the "Counterclaims") and a third-party action against Northeastern Investment Company ("Northeastern") (the parent of Nursecare) and one of Nursecare's officers, James Hubbert, in his individual capacity (the "Third-Party Action"). Defendants allege in the Counterclaim that the Company, among others, breached a contract for the sale of the Northwood facility to them and committed various torts preventing the consummation of the sale of the Northwood facility and interfering with their management of the facility. In particular, the defendants allege in the Counterclaim that the Company committed fraud and negligently misrepresented material facts in connection with the attempt by Realty-Vest to purchase the Northwood facility beginning in 1989. The defendants further allege that these actions constitute a breach of the sales contract, and that the Company is liable to indemnify defendants for financial losses defendants allegedly incurred as a result of the Company's alleged actions. The defendants further allege that the Company, among others, tortuously converted Medicaid receivables and a reserve bank account for its own purposes. Defendants further allege that the Company, among others, tortuously interfered with their relationship with Northwood employees.
The defendants seek compensatory and punitive damages in excess of $50,000 and an award of their attorneys' fees and costs in an unspecified amount.

  The Nursecare Action still is in the discovery stages. The parties are in the process of conducting settlement negotiations. The parties tentatively have negotiated a settlement under which the defendants would pay the Company $280,000 plus interest over 20 months and provide certain other consideration under the terms of the proposed tentative settlement. Neither the Company nor any other entity or person named in the Counterclaim or the Third-Party Action would pay the defendants anything under the terms of the proposed settlement.

  If settlement is not reached in the near future, the Company intends to prosecute this action vigorously. At this time, however, we are unable to express any opinion as to the likely outcome of this litigation.

  The Company believes that all of the allegations against it and related persons and entities in the Counterclaim and the Third-Party Action are baseless and without merit and that the Company and all of the other persons and entities named in the Counterclaim and the Third-Party Actions have meritorious defenses to all such claims. If settlement is not reached in the near future, the Company intends to resist the Counterclaim and, to the extent that the Third-Party Action implicates the Company's interests, the Third-Party Action vigorously. At this time, however, we are unable to express any opinion as to the likely outcome of this litigation.

  The Company previously tendered the defense of the Counterclaim to two of its insurers, the Continental Insurance Company ("Continental") and Pacific Employers Insurance Company ("Pacific Employers"). Continental has denied coverage, for which, among other acts and omissions, the Company has brought suit against Continental. See below. Pacific Employers has not yet determined whether it will provide the Company with a defense or indemnity.

  Northwood Nursing and Convalescent Home, Inc. and Nursecare Health Centers, Inc. v. The Continental Insurance Co., U.S.D.C., E.D. Pa., C.A. No. 94-CV-6706. This action (the "Coverage Action") was brought by the Company against one of its insurance companies, Continental, in the United States District Court for the Eastern District of Pennsylvania. In this action, the Company seeks declaratory relief and damages in excess of $50,000. The Company alleges that Continental contracted to defend and indemnify the Company with regard to certain of the liabilities and losses that form the basis for their claims in the Nursecare Action (see above). The Company has alleged that Continental breached the insurance contract and Continental's obligations of good faith and fair dealing in its handling of the claims. The Company has alleged further that Continental is liable to the Company under Pennsylvania's bad faith insurance practices statute, under which the Company can recover punitive damages, attorneys' fees and enhanced interest.

  On or about October 24, 1995, the Court entered a summary judgment in favor of Continental and against the Company. The Company filed an appeal of the Court's grant for the Third Circuit, captioned Northwood Nursing and Convalescent Home, Inc. and Nursecare, Inc. v. The Continental Insurance Co., U.S. Court of Appeals, 3rd Circuit, No. 95-2003 (the "Appeal").

  The Company has reached a settlement with Continental under which Continental will pay the Company $10,000 and provide certain other consideration in exchange for the Company's withdrawal of the Appeal. Continental and the Company have filed a stipulation for the withdrawal of the Appeal in light of the settlement. The stipulation awaits Court approval.

  Nursecare Health Centers, Inc. and Northwood Health, Inc. v. American Insurance Administrators a/k/a "AIA" and Donald R. Wert, individually and as President of American Insurance Administrators, Inc., Court of Common Pleas, Philadelphia Co., November Term 1994, No. 2112. This action was brought by the Company against the insurance agent ("AIA") which placed the Company's commercial coverage with Continental and Pacific Employers during the time period that the defendants in the Nursecare Action (see above) managed the nursing care facility previously owned by Northwood. The Complaint was filed in the Court of Common Pleas of Philadelphia County. The Company alleges that AIA and its principal, Donald Wert ("Mr. Wert"), failed to place insurance coverage adequate to insure the nursing home facility and negligently certified that AIA had placed adequate insurance coverage. The Company has brought claims against AIA and Mr. Wert for breach of contract, breach of fiduciary duty, negligent misrepresentation, fraud, professional negligence, and tortious interference with contractual relations. The Company seeks damages in excess of $50,000 and an award of its attorneys' fees and costs in an unspecified amount.

  This action is in the pleading and discovery stages. The parties have negotiated a tentative settlement under which AIA, Mr. Wert and their insurance carrier, Utica Mutual Insurance Company, would pay the Company $41,250 and provide certain other consideration in exchange for a release.


ITEM  4.  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

  A shareholders meeting took place on August 10, 1995 pursuant to notice. The only matter to be voted upon by the shareholders was the election of Directors for the following year. The
Directors then in office were elected by a unanimous vote.PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDERS MATTERS

  (a) Market. There is no active market for Registrant's Common Stock. The Company is aware that private sales between security holders occur from time to time by way of private negotiation.
The Registrant is not involved in such transactions and the price established is between the individuals involved. The
Company is aware that securities brokers from time to time will negotiate sales of the Company's stock. The Company does not participate in any such transactions, has not listed any of its shares on any securities exchange and does not know how or what prices are established. Otherwise, to the Company's knowledge, no stock exchange or brokerage firm makes a market in its securities although purchases and sales of its shares reportedly take place from time to time. As of December 31, 1995, the Company had 484 shareholders.

  (b) Dividends. The Registrant has never paid a cash, stock or property dividend. The Company's policy has been to reinvest its earnings.

                             PART II

ITEM  6.  SELECTED FINANCIAL DATA

                                    Years Ended December 31,
             ----------------------------------------------------------------

                1995       1994       1993       1992      1991       1990
             ---------- ---------- ---------- ---------- ---------- ----------
Continuing
 Operations
 Revenues    $   63,606 $   -      $    -     $    -     $    -     $    -
             ========== ========== ========== ========== ========== ==========
Discontinued
 Operations
 Revenues    $  452,438 $4,930,930 $5,717,131 $5,041,132 $4,685,569 $3,336,607
             ========== ========== ========== ========== ========== ==========
Net Loss
 Continuing
 Operations  $ (323,830)$    -     $    -     $    -     $    -     $    -
             ========== ========== ========== ========== ========== ==========
Net Income (Loss)
 Discontinued
 Operations  $  452,438 $1,745,940 $ (347,365)$ (402,333)$   (5,223)$1,108,885
             ========== ========== ========== ========== ========== ==========
Net Loss Per
 Share        $     (.60)$    -     $    -     $   -      $    -     $    -
             ========== ========== ========== ========== ========== ==========
Net Income (Loss)
 Per Share   $      .84 $     3.16 $    (.63) $     (.73)$     (.01)$     2.01
             ========== ========== ========== ========== ========== ==========
Working Capital
 (Deficiency)$ (471,363)$  750,919 $ (846,068)$ (414,112)$  (58,841)$  (34,922)
             ========== ========== ========== ========== ========== ==========
Total Assets $2,338,504 $2,962,357 $4,488,607 $4,680,263 $5,001,731 $5,253,246
             ========== ========== ========== ========== ========== ==========

Long-term Debt:
 Current
 Portion     $    -     $    -     $  111,643 $  125,629 $  314,280 $   80,000
 Long-term
 Portion          -          -      2,096,913  2,184,708  2,083,257  2,165,000
             ---------- ---------- ---------- ---------- ---------- ----------
  Total      $    -     $    -     $2,208,556 $2,310,337 $2,397,537 $2,245,000
             ========== ========== ========== ========== ========== ==========
Dividends
 Paid        $    -     $    -     $    -     $    -     $    -     $    -
             ========== ========== ========== ========== ========== ==========


ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                  Prior to November 30, 1994 the Company
operated two nursing facilities with 210-bed capacity. Of the 210 beds, 148 were in Philadelphia, Pennsylvania (Northwood) and 62 beds were in Clinton Township, New Jersey (Union Forge). The Union forge was sold on February 7, 1990. From February, 1990 to November, 1994 only the Northwood was operational. On November 30, 1994 the Northwood was sold.

  The Company has been wrapping up the affairs of the Northwood. There is no comparison of the revenue and income from discontinued operations of the Northwood and continuing operation. The continuing operations primarily exist of the 1995 start up on The Pinnacle Healthcare Group, Inc. The Company has been concentrating its efforts in the marketing and
developing of this new venture.   The Pinnacle Healthcare Group,
Inc. is a long term care consulting firm dedicated to helping long term care facilities achieve regulatory compliance by providing the highest level of quality care through education and staff awareness.

  We recognize that with the advent of new regulations, survey format and reimbursement methodology, keeping a facility's staff educated and up to date, while remaining in compliance, is a challenge. Therefore, we have developed a wide range of programs that will not only educate each facility's staff on how to identify problem areas, but will also give them the tools and training necessary to implement interventions which will maintain regulatory compliance and increase the facility's profit margin.

                      NURSECARE  HEALTH  CENTERS,
                    INCORPORATED  AND  SUBSIDIARIES
                             YEARS  ENDED
                 DECEMBER  31,  1995,  1994,  AND  1993

         NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENTS

PART II - ITEM 8.                                            Pages

Independent Auditors' Report                                   10

Consolidated Financial Statements

  Balance Sheets as of December 31, 1995 and 1994            11 - 12

  Statements of Operations for the Years Ended
    December 31, 1995, 1994, and 1993                        13 - 14

  Statements of Changes in Stockholders' Equity
    (Deficiency) for the Years Ended
    December 31, 1995, 1994, and 1993                           15

Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994, and 1993                        16 - 18

  Notes to Consolidated Financial Statements                 19 - 30

                  INDEPENDENT AUDITORS' REPORT

Board of Directors
Nursecare Health Centers, Incorporated and Subsidiaries
Paoli, Pennsylvania

    We have audited the accompanying consolidated balance sheets of NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

ZELENKOFSKE, AXELROD & CO., LTD.
Jenkintown, Pennsylvania
January 24, 1996

          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1995 AND 1994

                                  ASSETS

                                                          1995        1994
                                                       ----------  ----------
Current Assets
  Unrestricted Cash and Cash Equivalents
   (Notes 2 and 10)                                    $  108,205  $1,072,286
  Restricted Cash - Escrow (Notes 10
    and 12)                                               121,546     122,951
  Accounts Receivable, Net of Allowance
    For Doubtful Accounts (Notes 1I
      and 9)                                              126,522     287,589
  Notes Receivable, Current Portion
    (Notes 10 and 11)                                        -        975,000
  Interest Receivable                                      34,567       3,462
  Prepaid Expenses                                          5,176       6,147
                                                       ----------  ----------
        Total Current Assets                              396,016   2,467,435
                                                       ----------  ----------

Marketable Debt Securities (Notes 3
  and 10)                                                1,642,097    197,712
                                                       ----------  ----------
Property and Equipment, at Cost (Notes 1C
   and 7)
    Furniture and Equipment                               131,144     126,981
    Less:  Accumulated Depreciation                      (127,373)   (126,391)
                                                       ----------  ----------
                                                            3,771         590
                                                       ----------  ----------
Other Assets
  Advances to Related Party (Note 5)                       96,620      96,620
  Notes Receivable, Less Current Portion
    (Notes 10 and 11)                                     200,000     200,000
                                                       ----------  ----------
                                                          296,620     296,620
                                                       ----------  ----------

      Total Assets                                     $2,338,504  $2,962,357
                                                       ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 1995 AND 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1995        1994
                                                       ----------  ----------
Current Liabilities
  Accounts Payable                                     $  186,210  $  487,053
  Accrued Expenses and Other Liabilities
    Payroll                                                 6,007        -
    Real Estate Taxes and Other Taxes                      45,765      57,986
    Insurance                                             187,048     371,965
    Other                                                 151,359      44,216
  Estimated Third-party Payor Settlements
    (Note 4)                                                 -        400,000
  Income Taxes Payable                                    209,740     309,500
  Deferred Taxes Payable (Note 6)                          81,250      45,796
                                                       ----------  ----------
        Total Current Liabilities                         867,379   1,716,516
                                                       ----------  ----------
Commitments and Contingencies   (Notes 5, 8 and 13)          -           -

Stockholders' Equity
  Common Stock, $.10 par; Authorized
    3,060,000 Shares; Issued 553,251
    Shares                                                 55,325      55,325
  Additional Paid-in Capital                              535,383     535,383
  Unrealized Gains and Losses on
    Marketable Securities                                  72,814     (32,038)
  Retained Earnings                                       818,424     689,816
                                                       ----------  ----------
                                                        1,481,946   1,248,486

  Less:  Treasury Stock, at Cost (1995 -
    15,350; 1994 - 1,330 Shares)                           10,821       2,645
                                                       ----------  ----------
                                                        1,471,125   1,245,841
                                                       ----------  ----------
        Total Liabilities and Stockholders'
          Equity                                       $2,338,504  $2,962,357
                                                       ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

         NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                              1995        1994        1993
                                           ----------  ----------  ----------
Revenues                                   $   63,606  $     -     $    -
Cost of Operations
General and Administrative                    494,546        -          -
                                           ----------  ----------  ----------
Loss From Operations                         (430,940)       -          -

Other Income (Expenses)
  Investment Income                           112,258        -          -
  Loss on Sale of Marketable
    Securities                                 (5,148)       -          -
                                           ----------  ----------  ----------
                                              107,110        -          -
                                           ----------  ----------  ----------
Loss Before Provision for
  Income Taxes                               (323,830)       -          -

Provision for Income Taxes
  (Note 6)                                       -           -          -
                                           ----------  ----------  ----------
Loss From Continuing
  Operations                                 (323,830)       -          -

Discontinued Operations   (Notes 6 and 7):
    Loss From Operations
      of Nursing Facility
      Disposed of                                -       (692,399)   (347,365)

    Gain on Disposal of
    Nursing Facility,
    Net of Income Taxes
    (1995 - $104,956;
    1994 - $355,296;
    and 1993 - $-0-)                          452,438   2,438,339       -
                                           ----------  ----------  ----------

                                              452,438   1,745,940    (347,365)
                                           ----------  ----------  ----------
Net Income (Loss)                          $  128,608  $1,745,940  $ (347,365)
                                           ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
               YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                              1995        1994        1993
                                           ----------  ----------  ----------
Earnings (Loss) Per Share
   (Note 1F)

     Loss From Continuing
       Operations                          $    (.60)  $    -      $    -
     Loss From Discontinued
       Operations                                 -        (1.25)      (.63)
     Gain on Disposal of
       Nursing Facility                          .84        4.41        -
                                           ----------  ----------  ----------
Net Income (Loss)                          $     .24   $    3.16   $   (.63)
                                           ==========  ==========  ==========
   Weighted Average Number of
     Common Shares Outstanding                541,484     551,921     551,921
                                           ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
               YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                Common Stock            Unrealized           Treasury Stock
               --------------           Gains and             -------------
               Number        Additional  Loss on   Retained   Number
                 of            Pain-in  Marketable Earnings     of
               Shares  Amount  Capital  Securities (Deficit)  Shares  Amount
               ------- ------- -------- ---------- ---------- ------ -------
Balance,
Jan. 1, 1993   553,251 $55,325 $535,383 $    -     $ (708,759) 1,330 $ 2,645

Net Loss
for the Year      -       -        -         -       (347,365)   -       -

Balance,
Dec. 31, 1993  553,251  55,325  535,383      -     (1,056,124) 1,330   2,645
               ------- ------- -------- ---------- ---------- ------ -------
Unrealized
Loss on
Investments       -       -        -      (32,038)      -        -       -

Net Income
for the Year      -       -        -         -      1,745,940    -       -
               ------- ------- -------- ---------- ---------- ------ -------
Balance,
Dec. 31, 1994  553,251  55,325  535,383    (32,038)   689,816  1,330   2,645

Unrealized Gain
on Investments    -       -        -       104,852      -        -       -

Purchase of
Treasury Stock    -       -        -          -         -     14,020   8,176

Net Income
for the Year      -       -        -          -       128,608     -      -
               ------- ------- -------- ---------- ---------- ------ -------
Balance,
Dec. 31, 1995  553,251 $55,325 $535,383 $   72,814 $  818,424 15,350 $10,821
               ======= ======= ======== ========== ========== ====== =======

The accompanying notes are an integral part of the consolidated financial statements.

          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                              1995        1994        1993
                                           ----------  ----------  ----------
Cash Flows from Operating
   Activities
    Net Income (Loss)                      $  128,608  $1,745,940  $ (347,365)
    Adjustments to Reconcile Net
      Income (Loss) to Net Cash
      Provided by (Used in)
      Operating Activities:
       Depreciation and
         Amortization                             982     159,566     168,644
       (Gain) Loss Realized on
         Sale of  Marketable Debt
         Securities                             5,148       2,382     (45,692)
       Deferred Charges                          -         39,457        -
       Allowance for Doubtful
         Accounts                                -       (600,000)    500,000
       Unrealized Gain on
         Marketable Securities                   -           -         (8,138)
       Accounts Payable
         Settlements                             -       (460,179)       -
       Gain on Sale of Property
         and Equipment                           -     (2,793,635)       -
       Covenant Not-to-Compete                   -       (100,000)       -
       Deferred Taxes                          35,454      45,796        -
       Interest Receivable                    (31,105)     (3,462)       -

   (Increase) Decrease in Assets
      Accounts Receivable                     161,067     995,909    (442,425)
      Estimated Third-party
        Payor Settlements                    (400,000)  1,234,434    (632,843)
      Prepaid Expenses                            971      (7,323)     12,981

   Increase (Decrease) in
     Liabilities
      Accounts Payable                       (300,843)    (68,294)     78,807
      Accrued Expenses and
        Other Liabilities                     (83,988)    (31,199)    251,570
      Income Taxes Payable                    (99,760)    309,500        -
                                           ----------  ----------  ----------
   Total Adjustments                         (712,074) (1,277,048)   (117,096)
                                           ----------  ----------  ----------

    Net Cash Provided by (Used in)
      Operating Activities                   (583,466)    468,892    (464,461)
                                           ----------  ----------  ----------

The accompanying notes are an integral part of the consolidated financial statements.

          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                              1995       1994        1993
                                           ----------  ----------  ----------
Cash Flows From Investing
  Activities
    Capital Expenditures                       (4,163)    (33,115)   (168,514)
    Decrease in Escrowed Funds                  1,405      73,799        -
    Other Receivables                            -        205,437       3,074
    Proceeds at Maturity of
      Short-term Investments                     -        243,750     261,957
    Purchase of Short-term
      Investments                                -       (300,099)   (301,632)
    Proceeds from Sale of
      Marketable Debt Securities              633,552      30,493   1,041,696
    Purchase of Marketable Debt
      Securities                           (1,978,233)    (34,278)   (458,961)
    Proceeds from Notes
      Receivable                              975,000        -           -
    Net Costs and Cash
      Received From Sale of
      Property and Equipment                     -        433,337        -
                                           ----------  ----------  ----------
    Net Cash Provided by (Used
    in) Investing Activities                 (372,439)    619,324     377,620
                                           ----------  ----------  ----------
Cash Flows from Financing
  Activities
    Proceeds From Borrowings                     -         18,038        -
    Payments on Note Payable                     -        (32,297)    (27,703)
    Payments on Long-term Debt                   -       (123,906)   (101,781)
    Purchase of Treasury Stock                 (8,176)        -           -

    Net Cash Used in Financing
      Activities                               (8,176)   (138,165)   (129,484)
                                           ----------  ----------  ----------
Net Increase (Decrease) in
  Unrestricted Cash and Cash
  Equivalents                                (964,081)    950,051    (216,325)

Unrestricted Cash and Cash
  Equivalents - Beginning of
  Year                                      1,072,286     122,235     338,560
                                           ----------  ----------  ----------
Unrestricted Cash and Cash
  Equivalents - End of Year                $  108,205  $1,072,286  $  122,235
                                           ==========  ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

              NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

Supplemental Disclosure of Cash Flow Information:

                                             1995       1994        1993
                                         ----------  ----------  ----------
   Cash Paid During the Year for:
     Interest                            $    -      $  270,394  $  275,455
     Income Taxes                        $  169,262  $    3,550  $    3,880


Supplemental Disclosure of Noncash Investing and Financing
Activities:

On November 30, 1994, the Company sold the property and equipment of the Northwood facility for $4,800,000 resulting in a gain of $2,793,635 as follows:

  Property and Equipment                              $ 2,006,365
  Covenant Not-to-Compete                                 100,000
  Payments on Behalf of the Company for:
    Long-term Debt, Net of Assets Whose
     Use is Limited                                    (1,946,724)
    Notes Receivable                                   (1,175,000)
    Amounts Held in Escrow for Payment of
     Accounts Payable Settlements and for
     Third-party Payor Recapture of
     Depreciation                                        (196,749)

  Working Capital, Other Than Cash                     (1,148,190)
  Gain on Sale of Property and Equipment                2,793,635
                                                      -----------
     Net Cash Proceeds                                $   433,337
                                                      ===========

Unrealized gains and losses on marketable debt securities that are available for sale for the years ended December 31, 1995 and 1994 were $104,852, and $(32,038), respectively, and are included as a component to stockholders' equity.

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

                          ORGANIZATION

Nursecare Health Centers, Incorporated and Subsidiaries (the "Company"), was incorporated in 1969 for the purpose of owning and operating two nursing facilities (one located in Pennsylvania with 148 beds which was sold in 1994 and the other in New Jersey with 62 beds which was sold in 1990). The facilities provided nursing, convalescent and rehabilitation care to the aged.

On November 30, 1994, the Company sold its building, furniture and fixtures, and inventories associated with the Northwood Nursing Facility to Complete Care Services, L.P. ("CCS") for $4,800,000, under an installment sale agreement ("Agreement"). Additionally, all of the assets and liabilities relating to the New Jersey facility were previously sold in February, 1990.

On March 23, 1995, Pinnacle Healthcare, Inc. was incorporated in the state of Pennsylvania to provide consulting services to long-term care providers. The Company is the sole stockholder.

The Company's summary of significant accounting policies is described below:

A)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pinnacle Healthcare, Inc. ("Pinnacle"), Northwood Nursing & Convalescent Home, Inc. ("Northwood") ("the facility"), and Union Forge Nursing Home, Inc. ("Union Forge"). The operations of Northwood and Union Forge have been inactive since the sale of their assets. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (CONTINUED)

B)  Revenues From Discontinued Operations

Revenues from the facility are recorded based on standard charges applicable to all residents. Under Medicare, Medicaid, and other cost-based reimbursed programs, the facility is reimbursed for services rendered to covered program residents as determined by reimbursement formulas. Medicaid and Medicare did not account for any revenues in 1995. In 1994 and 1993, Medicaid revenues accounted for approximately 88%. The differences between facility established billing rates and the amounts reimbursable by the programs and resident payments are recorded as contractual allowances and deducted from revenues.

Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered or when such amounts are determined. Differences between estimated contractual adjustments and subsequent audits by third-party payors are recorded in operations in the year such amounts are determined.

Net revenue from the Northwood facility for the years ended
December 31, 1995, 1994 and 1993 were $-0-, $4,930,930, and
$5,717,131, respectively. These amounts are included in discontinued operations in the accompanying statement of operations.

C)  Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset accounts and related accumulated depreciation accounts are relieved, and the gain or loss included in operations.

NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (CONTINUED)

C)  Property and Equipment (Continued)

The useful lives of property and equipment for purposes of computing depreciation are:

       Furniture and Equipment    5 - 12 Years

Depreciation expense was $982, $144,474, and $152,180 for the years ended December 31, 1995, 1994 and 1993, respectively.

D)  Deferred Financing Costs

Costs incurred in connection with obtaining mortgage and bond financing costs were being deferred. Mortgage costs were being amortized using the straight-line method over a 20-year period. Bond costs were amortized on the basis of the amount of bonds outstanding each year. Amortization expense for each of the years ending December 31, 1995, 1994 and 1993 was $-0-, $15,092, and $16,464, respectively.

Upon the sale of the facility, the bonds outstanding were redeemed. As a result of the bond redemption, the remaining unamortized portion of these costs, $39,457, were written off during 1994.

E)  Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." Accordingly, the Company has changed its method of accounting for income taxes from the deferred method used in prior years to the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory
NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) tax rates applicable to the periods in which the differences are expected to affect taxable income. The principal difference is the deferral of gain on sale of property and equipment for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The adoption of SFAS No. 109 had no impact on the financial statements. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

F)  Earnings (Loss) Per Share

Earnings (Loss) per share is computed on the basis of weighted average number of common shares outstanding during the respective periods.

G)  Reclassifications

Certain items in 1994 have been reclassified to conform with the 1995 presentation.

H)  Investments in Debt Securities

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires certain investments to be categorized as either trading, available-for-sale, or held-to-maturity. Investments in the trading category are carried at fair value and unrealized gains and losses are included in net earnings. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses recorded as a special component of stockholders' equity. Investments in the held-to-maturity category are carried at amortized cost. At December 31, 1995 and 1994, the Company had no investments that

NOTE 1:  NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (CONTINUED)

H)  Investments in Debt Securities (Continued)

qualified as trading or held-to-maturity. In accordance with SFAS No. 115, prior years' financial statements have not been restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS No. 115 in 1994.

I)  Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. An allowance for doubtful accounts has not been established as the amounts are considered immaterial.

J)  Use of Estimates

The preparation of financial statements in conformity with the accounting and reporting practices prescribed by generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2:  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 3:  MARKETABLE DEBT SECURITIES

Marketable debt securities available for sale are stated at fair value at December 31, 1995 and 1994 and include the following:

                                           1995       1994
                                        ----------  ----------
    U.S. Treasury Bonds
     and Notes                          $1,434,794  $   93,609
    Corporate Bonds                        207,303      21,392
    Other                                     -         82,711
                                        ----------  ----------
                                        $1,642,097  $  197,712
                                        ==========  ==========

The fair value of debt securities held as available-for-sale at December 31, 1995 is as follows:

                                            Due Within   Due After
                                         One Year    Ten Years
                                        ----------  ----------
    U.S. Treasury Bonds
      and Notes                         $     -      $1,434,794
    Corporate Bonds                           -         207,303
                                         ----------  ----------
                                         $     -     $1,642,097
                                         ==========  ==========

At December 31, 1995 and 1994, upon adoption of SFAS No. 115 (See Note 1H), the marketable debt securities are recorded at fair value. Unrealized gains of $104,852 in 1995 and losses of $32,038 in 1994 are reflected as a separate component in the stockholders' equity section.

NOTE 4:  ESTIMATED THIRD-PARTY PAYOR SETTLEMENTS

The Company rendered services to residents under contractual agreements with the Pennsylvania Department of Public Welfare's Medicaid Program and federally-sponsored Medicare program. Provisions have been made for estimated adjustments under these agreements for years in which final determinations have been reached.

Final Settlements have been reached for all cost reporting periods filed through December 31, 1991. Estimated Medicaid and
Medicare settlement payables are comprised of amounts relating to services provided in 1994, 1993 and 1992.

NOTE 5:  RELATED PARTY TRANSACTIONS

Advances to a related party consist of the following at December
31, 1995 and 1994:

         Non-interest bearing amounts due from Nursecare Health
Centers' parent company, Northeastern Investment Company, Inc.
("Northeastern") with no specific repayment terms. Northeastern owns 56% of the Company's outstanding common stock.

                  1995           1994
                -------         -------
                $96,620         $96,620

The Company leases office space from Northeastern, for which rental expenses of $13,951, $12,140, and $12,142 were incurred during 1995, 1994, and 1993, respectively.

For the year ended December 31, 1994, the Company incurred fees totaling $134,175 for accounting services provided by an accounting firm for which an officer of the Company is a partner.


NOTE 6:  INCOME TAXES

The provision for income taxes consists of the following for December 31, 1995, 1994, and 1993 which are included in discontinued operations in the accompanying statement of operations:

                                      1995        1994        1993
                                   ----------  ----------  ----------
    Current
     Federal                       $   69,502  $  659,600  $    -
     State                               -        264,500       -

    Deferred
      Federal                          21,454     (65,765)      -
      State                            14,000     (45,773)      -

    Change in Valuation Allowance        -       (457,266)      -
                                   ----------  ----------  ----------
                                   $  104,956  $  355,296  $    -
                                   ==========  ==========  ==========

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                         1995    1994
                                         ----    ----
    Computed at the Expected
      Statutory Rate                      34%     34%
    Nondeductible Expenses                 1       -
    Surtax Exemption                      (2)      -
    Change in Valuation Allowance          6       -
    Utilization of Net Operating
      Loss Carryforward                    -     (25)
    State Income Tax - Net of
      Federal Tax Benefit                  -       8
                                         ----    ----
                                          39%     17%
                                         ====    ====

The Company has available at December 31, 1995, net operating loss carryforwards of $57,200 for federal tax purposes and $2,091,658 for state tax purposes expiring in various years through 2008 and 1997, respectively.

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of December 31 are as follows:

                                            1995          1994
                                     ----------    ----------
    Deferred Tax Assets
    Tax Loss Carryforwards:
      Federal                        $   19,500    $  103,360
      State                             209,000        50,000
    Alternative Minimum Tax
      Credits                              -           45,000
                                     ----------    ----------
                                        228,500       198,360
    Valuation Allowance                (228,500)         -
                                     ----------    ----------
                                           -          198,360
    Deferred Tax Liability
      Gain on Sale of Property
        and Equipment                   81,250)      (244,156)
                                     ----------    ----------
    Deferred Tax Liability, Net      $ (81,250)   $   (45,796)
                                     ==========    ==========

NOTE 7:  DISCONTINUED NURSING FACILITY OPERATIONS

During 1988, the Commonwealth of Pennsylvania, Department of Health would not license Northwood to operate under the management of the officers of Nursecare Health Centers, Incorporated. As a result of this, the Company was required to pursue the sale of the Northwood facility. All nursing facility operations were to have been discontinued upon either the sale or the entering into an agreement of sale of the facilities.

In October, 1989, the Company entered into an agreement to sell
100% of the stock of Northwood to Realty-Vest for $400,000 of which $350,000 was pledged as collateral for the buyer's financing (for a period not to exceed five (5) years from settlement). Realty-Vest

NOTE 7:  DISCONTINUED NURSING FACILITY
        OPERATIONS (CONTINUED)

was to assume the obligations under the "PAID" bonds and cause removal of the Company as guarantor. Additionally, the buyer was to assume net liabilities at an amount not less than $900,000. Any net liabilities not assumed by the buyer were to either directly or indirectly be the responsibility of the Company.

In April of 1993, the Company terminated the agreement of sale with Realty-Vest. A director and two officers of Nursecare
Health Centers, Incorporated were reinstated to manage the Northwood facility.

On August 12, 1994, the Company entered into an asset purchase agreement with Northwood Retirement Community, Inc. (NRCI), an unaffiliated, Pennsylvania, nonprofit corporation. Under the agreement, the Company sold the land, building, furniture and fixtures, with a carrying amount of $2,006,365 associated with the Northwood nursing facility to NRCI for approximately $4,800,000. On October 21, 1994, NRCI assigned to CCS all rights, title and interest of the asset purchase agreement and on November 30, 1994, the facility was sold to CCS. The Company received two notes, a $975,000 non-interest bearing demand note and a $200,000, 5-year 9% interest bearing note and the remainder of the purchase price in cash. In addition, the Company agreed to enter into a 3-year, noncompete agreement in conjunction with the sale (see Note 13).

NOTE 8:  CONTINGENCY

The Company has filed an action against a former management company, Realty-Vest for improper billing practices and mismanagement of the Facility for the period October, 1989 through March, 1993. No determination can be made at this time regarding this litigation.

NOTE 9:  CONCENTRATION OF CREDIT RISK

The Company is located in Southeastern, Pennsylvania and grants credit without collateral to its customers, most of whom are local. See Note 2 regarding other disclosure of credit risk.

NOTE 10:  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments.

Cash and cash equivalents: The carrying amounts reported in the balance sheets approximate their fair value.

Notes receivable: The carrying amounts reported in the balance sheets approximates their fair value.

Marketable Debt Securities:  These assets consist of U.S.
Treasury Bonds and Notes, corporate bonds and mutual funds, and are reflected at their current traded value.

                           1995                    1994
                  ----------------------  ----------------------
                   Carrying     Fair       Carrying      Fair
                    Amount      Value       Amount       Value
                  ----------  ----------  ----------  ----------
Cash and Cash
  Equivalents     $  229,751  $  229,751  $1,195,237  $1,195,237
Notes Receivable     200,000     200,000   1,175,000   1,175,000
Marketable Debt
  Securities       1,642,097   1,642,097     197,712     197,712


NOTE 11:  NOTES RECEIVABLE

The Company had outstanding two notes receivable with CCS at December 31, 1994 which were entered into in connection with the sale of the facility in November, 1994. Repayment of the first note was received by the Company in January, 1995 in the amount of $975,000.

The second note, a $200,000 subordinated note receivable with CCS is receivable in quarterly installments of interest only at 9% with the principal payment due on November 30, 1999.

NOTE 12:  RESTRICTED CASH  - ESCROW

At December 31, 1995, $121,546 is held in an escrow cash account for the purpose of third-party payor recaptures of depreciation.

NOTE 13:  NONCOMPETE AGREEMENT

In accordance with the terms of the asset purchase agreement between the Company and NRCI dated August 12, 1994, the Company received as part of the proceeds of the sale, $100,000 for a noncompete agreement. The terms of the noncompete agreement are that the Company cannot enter into an agreement to purchase a nursing facility or be the sole manager of a nursing facility in a twenty-mile radius of the Northwood facility prior to November 30, 1997.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                      The Company's accountants, Zelenkofske
& Axelrod & Co., Ltd., certified public accountants. During 1995 there was no change in the Company's accountants nor were there any disagreements with the accountants on accounting and financial disclosure.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      The Company has five (5) members of its
Board of Directors who are listed below including Executive Offices held by each, if any. As noted in the table below, four
(4) members of the Board have been serving in the capacity for twenty-three (23) years.



                       Principal            Director      Shares    Percent
Officer Name           Occupation            Since  Age  Nursecare  of Class
- ---------------------  --------------------  -----  ---  ---------  --------
James F. Hubbert       President             1969    57      5,000       .9%
                       Nursecare Health
                       Centers, Inc.

Frank H. Slattery     CPA                    1971    56      5,000       .9%
                       Colucci & Slattery, P.C.
                       Horsham, PA
                       Secretary-Treasurer of
                       Nursecare Health Centers,
                       Inc. Since 1981
                       (and Treasurer Since 1979)

Harry Wolfington       Half-A-Car, Inc.      1971    58      5,000       .9%
                       308 Lancaster Avenue
                       Wynnwood, PA

Joseph Zoll            President,. Co-Owner  1971    56     40,935     7.42%
                       Associates For Research,
                       Testing and Certifying
                       Children and Adults
                       Ascertaining Learning Potential
                       of Disability Also, Marketing
                       and Analysis Survey Firm

F. Joseph Loeper, Jr.  Pennsylvania          1990    52        -0-      -0-
                       State Senator
                       Majority Leader
                       Pennsylvania Senate

ITEM 11.  REMUNERATION OF MANAGEMENT

                      Nursecare Health Centers, Inc.. does not have any retirement benefits for its Officers or Directors. The table following indicated the aggregate cash and cash equivalent form of remuneration including salaries, Director fees, commissions and bonuses of all Officers of the Company in excess of Fifty Thousand Dollars ($50,000.00) each and all Officers and Directors of the Company as a group.


  Name of Individual    Capacity in           Cash and Cash Equivalent
or Persons as a Group   Which Served            Forms of Remuneration
- ---------------------   ------------   ---------------------------------------
                                       Salaries, Director   Securities or
                                       fees, commissions    property insurance
                                       and bonuses          benefits or
                                                            reimbursement,
                                                            personal benefits
James F. Hubbert        President        $ 159,961           $  20,626

All Officers an
Directors as a Group                     $ 296,037           $  26,478


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND      MANAGEMENT

                       The first table following sets forth the names as of December 31, 1995, of persons owning of record, directly, indirectly or beneficially more than five percent (5%) of Nursecare Health Centers, Inc. Common Stock.

                                     TABLE - 1

Title of      Name and Address of     Amount and Nature of      Percent of
  Class         Beneficial Owner      Beneficial Ownership        Class
- -------      ---------------------    --------------------      ----------
Common       Northeastern Investment  Of Record andBeneficially:     54%
Stock        Company Inc.             300,000 Shares
Class A      3 Station Square
             Paoli, PA

Common       Joseph C. Zoll           40,935 Shares                7.42 %
Stock        2240 Deerfield
Class A      Media, PA


         The second table following sets forth the amount of stock owned of record, beneficially, directly or indirectly, by the Directors and Officers of Nursecare Health Centers, Inc., as a group and individually as appropriate of Northeastern Investment Company, Inc. As of December 31, 1995, Northeastern Investment Company,
Inc. had one (1) class of Common Stock outstanding and the total amount issued was one hundred seventy-three thousand five hundred seventy-six (173,576) shares.



Title of Class        Amount of Beneficially Owned         Percent of Class
- --------------        ----------------------------         ----------------
Common Stock*                   152,005                      87.57 Percent

*James F. Hubbert, President of Nursecare Health Centers, Inc. and Chairman of its Board of Directors, owns 140,000 shares of the above amount. This represents 80.66 percent of the outstanding shares. Northeastern Investment Company, Inc. has authorized Mr. Hubbert to vote its shares of Nursecare Health Centers, Inc., at the Annual Meeting.


ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

                          Frank H. Slattery, a director of the
Company and a partner in a certified public accounting firm provided some accounting services for the Company during 1995. During the period covered in this report he had a 50% equity interest in the CPA firm.


ITEM 14.  EXHIBITS

                         Previously submitted Exhibits are
incorporated herein by reference. They include the Articles of Incorporation of the Company, its bylaws, financial statements and material agreements concerning the sale of the Company's two nursing homes.

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report of be signed on its behalf by the undersigned therefore duly authorized.


                    NURSECARE HEALTH CENTERS, INC.



Dated:  March 27, 1996          /s/James F. Hubbert
                                President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant an in the capacities and on the dates indicated.


Dated:  March 27, 1996          /s/James F. Hubbert
                                President and Chairman of the Board
                                (Principal Executive Officer)

Dated:  March 27, 1996          /s/Frank H. Slattery
                                Secretary, Treasurer and Director

Dated:  March 27, 1996          /s/Harry Wolfington
                                Director

Dated:  March 27, 1996          /s/Joseph Zoll
                                Director

Dated:  March 27, 1996          /s/F. Joseph Loeper, Jr.
                                Director

                             FOOTNOTES


 1. Mr. Hubbert is also the President and Chairman of the Board of Northeastern Investment Company, Inc. and by reason thereof is beneficial owner of the shares held by Northeastern
Investment company, Inc. (See ITEM 12.)

 2. 5,000 of the shares owned by Mr. Zoll and all shares owned by the other Directors were acquired pursuant to stock options exercised in January, 1987. No other stock options exist.

 3.  Mr. Hubbert and Mr. Slattery are first cousins.

 4. The total percentage of shares owned by the Directors as a group of all outstanding shares of the Company is 10.4%. .

 5. The Company maintains life and health insurance for its Officers, as well as, a ,medical and dental protection plan for its President. The President also has use of the Company automobile. The Company reimburses its President for travel relating to Company business. Indirect remuneration includes all payments on account of these benefits.

6. The Board of Directors met on eight (8) occasions in 1995. Of the figure included above, $44,000 was paid to Directors for meetings attended. $51,201 was paid to Colucci &
Slattery, P.C. for accounting services. The Company's Assistant Secretary, Treasurer and Board Member Frank H. Slattery is a 50% partner in the firm.
