Form 10-Q
period 1996-03-31
NURSECARE HEALTH CENTERS INC
filed 1996-05-14
CIK 73354

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 1996

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



            Class                Outstanding At March 31, 1996
Common Stock, $.10 par value                   536,571 shares

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                 Unaudited

                                  ASSETS

                                                     March 31,   December 31,
                                                       1996         1995
Current Assets:
  Unrestricted Cash and Cash Equivalents          $     91,952   $    108,205
  Restricted Cash - Escrow                             121,546        121,546
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts (1996 $-0-; 1995 $-0-)            60,392        126,522
  Notes Receivable, Current Portion                       -              -
  Interest Receivable                                   15,719         34,567
  Prepaid Expenses                                       3,610          5,176
                                                   ___________    ___________
          Total Current Assets                         293,219        396,016
                                                   -----------    -----------
Marketable Debt Securities                           1,458,901      1,642,097
                                                   -----------    -----------
Property and Equipment, at Cost
  Furniture and Equipment                               53,851        131,144
  Less:  Accumulated Depreciation                      (50,359)      (127,373)
                                                   -----------    -----------
                                                         3,492          3,771
                                                   -----------    -----------
Other Assets
  Advances to Related Party                             96,620         96,620
  Notes Receivable, Less Current Portion               200,000        200,000
                                                   -----------    -----------
                                                       296,620        296,620
                                                   -----------    -----------

          Total Assets                             $ 2,052,232    $ 2,338,504
                                                   ===========    ===========







               See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                Unaudited

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                  March 31,       December 31,
                                                    1996             1995
Current Liabilities:
  Accounts Payable                             $   186,211        $   186,210
  Accrued Expenses and Other Liabilities
    Payroll                                          5,866              6,007
    Real Estate Taxes and Other Taxes               75,916             45,765
    Insurance                                      187,048            187,048
    Other                                          138,560            151,359
  Income Taxes Payable                             130,079            209,740
  Deferred Taxes Payable                            81,250             81,250
                                               -----------        -----------
          Total Current Liabilities                804,930            867,379
                                               -----------        -----------


Stockholders' Equity (Deficiency)
  Common Stock, $.10 par; Authorized
    3,060,000 Shares; Issued 553,251 Shares         55,325             55,325
  Additional Paid-in Capital                       535,383            535,383
  Unrealized Gain (Loss) on Marketable
    Securities                                     (28,278)            72,814
  Retained Earnings (Deficit)                      695,693            818,424
                                               -----------        -----------
                                                 1,258,123          1,481,946
  Less:  Treasury Stock, at Cost
   (1996- 16,680 Shares and
    1995 -16,680 Shares)                            10,821             10,821
                                               -----------        -----------
                                                 1,247,302          1,471,125
                                               -----------        -----------
          Total Liabilities and Stockholders'
            Equity (Deficiency)                $ 2,052,232        $ 2,338,504
                                               ===========        ===========




               See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND RETAINED EARNINGS

                                 Unaudited

                                                      THREE MONTHS ENDED
                                                   March 31,       March 31,
                                                     1996            1995
                                                --------------  --------------
Revenue                                           $    17,833     $        51
                                                  -----------     -----------

  Cost of Operations                                     -               -
  General and Administrative Expenses                 159,229          97,628
                                                  -----------     -----------
          Income (loss) from Operations              (141,396)        (97,577)
                                                  -----------     -----------
Other Income (Expenses)
  Interest Expense                                       -               -
  Investment Income                                    19,560          30,476
  Gain (loss) Realized on Sale of
    Marketable Debt Securities                           14,716          (9,739)
  Unrealized Gain (Loss) on Marketable
    Securities                                              -             28,139
                                                  -----------     -----------
                                                       34,276          48,876
                                                  -----------     -----------
Income (Loss) Before Provision
  for Income Taxes                                   (107,120)        (48,701)
Provision for Income Taxes                               -               -
                                                  -----------     -----------
   Net Income (Loss) From Continuing Operations      (107,120)        (48,701)

Discontinued Operations
 Gain (Loss) on Disposed of Nursing
  Facility - (Net of Income Taxes)                    (15,611)          7,664
                                                  -----------     -----------
          Net Income (Loss)                          (122,731)        (41,037)
                                                                  ===========
  Retained Earnings, Beginning of Year                818,424
                                                  -----------
  Retained Earnings, End of Quarter               $   695,693
                                                  ===========
  Earnings (Loss) Per Share                       $   (.23)
                                                  ===========
Weighted Average Number of Common
 Shares Outstanding                                   536,571
                                                  ===========

               See accompanying notes to financial statements.

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Unaudited

                                                      THREE MONTHS ENDED
                                                    March 31,      March 31,
                                                      1996           1995
                                                  -------------  -------------
Cash Flows from Operating Activities
  Net Income (Loss)                                $  (122,731)   $   (41,037)
                                                   -----------    -----------
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by (Used in)
  Operating Activities:
      Depreciation and Amortization                        279             61
      (Gain) Loss Realized on Sale of
        Marketable Debt Securities                     (14,716)         9,739
      Unrealized (Gain) Loss on Marketable
        Debt Securities                                   -           (28,139)
      Interest Receivable                               18,848           -
      (Increase) Decrease in Assets:
          Accounts Receivable                           66,130      1,103,511
          Prepaid Expenses                               1,566          3,463
      Increase (Decrease) in Liabilities:
          Accounts Payable                                   1       (273,897)
          Accrued Expenses                              17,211        365,426
          Income Taxes Payable                           (79,661)      (309,500)
                                                   -----------    -----------
Total Adjustments                                        9,658        870,664
                                                   -----------    -----------
Net Cash Provided by (Used in)
Operating Activities                                  (113,073)       829,627
                                                   -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                    -            (3,392)
  Other Receivables                                       -              -
  Purchase of Marketable Securities                    (402,187)    (1,360,572)
  Proceeds from Sale of Marketable Debt Securities     499,007         80,836
                                                   -----------    -----------
Net Cash Provided by (Used in) Investing Activities     96,820     (1,283,128)
                                                   -----------    -----------

Net Cash (Used in) Financing Activities                   -              -
                                                   -----------    -----------

Net Increase (Decrease) in Unrestricted
  Cash and Equivalents                                 (16,253)      (453,501)

Unrestricted Cash and Cash Equivalents
  - Beginning of Year                                  108,205      1,072,286
                                                   -----------    -----------
Unrestricted Cash and Cash Equivalents
  - End of Quarter                                  $    91,952    $   618,785
                                                   ===========    ===========


              See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                                 March 31. 1996



Note 1 The Preceding financial information was prepared from the books and records of the Company and includes all necessary normal recurring adjustments for a fair presentation of the results of operations on a basis consistent with the Company's most recent annual certified financial statements filed with the Commission for the preceding year ended December 31, 1995.

Note 2 The financial statements submitted in this report are not prepared in conformity with generally accepted accounting principles because the Company is not submitting all the disclosures which are required by generally accepted accounting principles.

Note 3 For more detailed information with respect to (1) summary of significant accounting policies; (2) description of business; (3) property and equipment and depreciation; (4) investment, common stock of affiliate; (5) long-term debt; (6) capital; (7) income taxes; and, (8) related party transactions, see the notes to consolidated financial statements filed with the Commission in the Company's annual Form 10-K for the year ended December 31, 1995.

Note 4 The Company is not required to file Form 8-K to report any unusual charges or credits to income during the most recently completed quarter and the Company has not changed its independent accountants.

          NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

                          March 31, 1996



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

     The Company has been wrapping up the discontinued operating affairs of the Northwood. The continuing operations primarily consists of the 1995 and 1996 start up of The Pinnacle Healthcare Group, Inc. The Company has been concentrating its efforts in marketing and developing of this new venture. The Pinnacle Healthcare Group, Inc. is a long term care consulting firm dedicated to helping long term care facilities achieve regulatory compliance by providing the highest level of quality care through education and staff awareness.

     The Company has settled the suits with Continental Insurance Co. of New York and AIA Administrator, Donald Wert wherein the Company received settlement moneys to end the dispute. The Company is in settlement discussion with Realty-Vest Financial Corp. to finalize the action the Company filed aand Reality-Vest counterclaim against the Company. Management continues to believe it will prevail against Realty-Vest with no liability to the Company.

                 NURSECARE HEALTH CENTERS, INCORPORATED


                                 SIGNATURE







    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.















Date:  May 10, 1996       _____________________________________
                          Diana J. Kerezsi, Corporate Secretary
                          Nursecare Health Centers, Inc.