Form 10-K/A
period 1995-12-31
NURSECARE HEALTH CENTERS INC
filed 1996-06-17
CIK 73354

[DESCRIPTION]     10-K AMMENDMENT #1

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

ANNUAL FORM 10-K AMMENDMENT #1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
Commission File Number 0-7667

NURSECARE HEALTH CENTERS, INC.
A PENNSYLVANIA CORPORATION

I.R.S. EMP. I.D. # 23-1712311

THREE STATION SQUARE
PAOLI, PENNSYLVANIA 19301

Registrant's telephone number:  Area Code (610) 644-4051

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF TH ACT:

 Common Stock, $ .10 Par Value Per Share - Class A

Registrant has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months.

      Yes____X____        No_________

Registrant has been subject to such filing requirements for the past 90 days.

      Yes____X____        No_________

As of December 31, 1995, the Issuer had outstanding one class of stock totaling 536,571 shares. The Aggregate Market Value of the shares held by Non-Affiliated Holders (180,636) is approximately
$92,124.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of th Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therefore duly authorized.

NURSECARE HEALTH CENTERS, INC.

Dated:  May 30, 1996              James F. Hubbert
                                  President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 30, 1996               James F. Hubbert
                                   President and Chairman of the Board
                                   (Principal Executive Officer)
