Form 10-Q
period 1996-09-30
NURSECARE HEALTH CENTERS INC
filed 1996-11-15
CIK 73354

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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



            Class                Outstanding At September 30, 1996
Common Stock, $.10 par value                   536,571 shares

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                 Unaudited

                                  ASSETS

                                                  September 30,  December 31,
                                                       1996         1995
Current Assets:
  Unrestricted Cash and Cash Equivalents          $     94,263   $    108,205
  Restricted Cash - Escrow                             126,955        121,546
  Accounts Receivable, Net of Allowance for
    Doubtful Accounts (1996 $-0-; 1995 $-0-)             7,853        126,522
  Notes Receivable, Current Portion                    101,925           -
  Interest Receivable                                   97,046         34,567
  Prepaid Expenses                                       5,911          5,176
                                                   ___________    ___________
          Total Current Assets                         433,953        396,016
                                                   -----------    -----------
Marketable Debt Securities                           1,397,162      1,642,097
                                                   -----------    -----------
Property and Equipment, at Cost
  Furniture and Equipment                               53,851        131,144
  Less:  Accumulated Depreciation                      (50,915)      (127,373)
                                                   -----------    -----------
                                                         2,936          3,771
                                                   -----------    -----------
Other Assets
  Advances to Related Party                             96,620         96,620
  Notes Receivable, Less Current Portion               236,294        200,000
                                                   -----------    -----------
                                                       332,914        296,620
                                                   -----------    -----------

          Total Assets                             $ 2,166,965    $ 2,338,504
                                                   ===========    ===========







               See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                                Unaudited

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                               September 30,     December 31,
                                                    1996             1995
Current Liabilities:
  Accounts Payable                             $   181,553        $   186,210
  Accrued Expenses and Other Liabilities
    Payroll                                            819              6,007
    Real Estate Taxes and Other Taxes               72,965             45,765
    Insurance                                      187,048            187,048
    Other                                           40,583            151,359
  Income Taxes Payable                             113,158            209,740
  Deferred Taxes Payable                            81,250             81,250
                                               -----------        -----------
          Total Current Liabilities                677,376            867,379
                                               -----------        -----------


Stockholders' Equity (Deficiency)
  Common Stock, $.10 par; Authorized
    3,060,000 Shares; Issued 553,251 Shares         55,325             55,325
  Additional Paid-in Capital                       535,383            535,383
  Unrealized Gain (Loss) on Marketable
    Securities                                     (45,414)            72,814
  Retained Earnings (Deficit)                      955,116            818,424
                                               -----------        -----------
                                                 1,500,410          1,481,946
  Less:  Treasury Stock, at Cost
   (1996- 16,680 Shares and
    1995 -16,680 Shares)                            10,821             10,821
                                               -----------        -----------
                                                 1,489,589          1,471,125
                                               -----------        -----------
          Total Liabilities and Stockholders'
            Equity (Deficiency)                $ 2,166,965        $ 2,338,504
                                               ===========        ===========




               See accompanying notes to financial statements.
                                    -3-

            NURSECARE HEALTH CENTERS INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS
                          AND RETAINED EARNINGS
                                Unaudited

                                                      NINE MONTHS ENDED
                                                September 30,   September 30,
                                                      1996          1995
                                                -------------   -------------
Revenues                                          $    18,011     $     6,445
                                                  -----------     -----------

Cost of Operations                                       -               -
General and Administrative Expenses                   400,207         361,795
Provision for Uncollectible Amounts                      -               -
                                                  -----------     -----------
                                                      400,207         361,795
                                                  -----------     -----------
Income (Loss) From Operations                        (382,196)       (355,350)
                                                  -----------     -----------
Other Income (Expenses)
  Interest Expense                                     (1,803)           -
  Interest Income                                     131,813          81,495
  Gain (Loss) Realized on Sale of
    Marketable Debt Securities                         22,264          (8,879)
  Unrealized Gain (Loss) on Marketable Securities        -             34,977
                                                  -----------     -----------
                                                      152,274         107,593
                                                  -----------     -----------
Income (Loss) Before Porvision for Income Taxes      (229,922)       (247,757)
Provision for Income Taxes                               -               -
                                                  -----------     -----------
Net Income (Loss) From Continuing Operations         (229,922)       (247,757)
Discontinued Oprations
  Gain (Loss) on Disposed Nursing Facility -
    (Net of Income Taxes)                             366,614         628,764
                                                  -----------     -----------
Net Income (Loss)                                     136,692         381,007
Retained Earnings, Beginning of Yeat                  818,424         657,778
                                                  -----------     -----------
Retained Earnings at End of Quarter               $   955,116     $ 1,038,785
                                                  ===========     ===========
Earnings (Loss) Per Share                             $  .25          $  .70
                                                      ======          ======
Weighted Average Number of Common Shares Outstanding  536,571         543,140
                                                      =======         =======

                See accompanying notes to financial statements.
                                     -4-

            NURSECARE HEALTH CENTERS INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND RETAINED EARNINGS

                                 Unaudited

                                                      THREE MONTHS ENDED
                                                September 30,   September 30,
                                                     1996            1995
                                                --------------  --------------
Revenue                                           $      -        $     6,295
                                                  -----------     -----------

  Cost of Operations                                     -               -
  General and Administrative Expenses                 123,751         138,498
                                                  -----------     -----------
          Income (loss) from Operations              (123,751)       (132,203)
                                                  -----------     -----------
Other Income (Expenses)
  Interest Expense                                       -               -
  Investment Income                                    34,717          28,501
  Gain (loss) Realized on Sale of
    Marketable Debt Securities                            3,073             860
                                                  -----------     -----------
                                                       37,790          29,361
                                                  -----------     -----------
Income (Loss) Before Provision
  for Income Taxes                                    (85,961)       (102,842)
Provision for Income Taxes                               -               -
                                                  -----------     -----------
   Net Income (Loss) From Continuing Operations       (85,961)       (102,842)

Discontinued Operations
 Gain (Loss) on Disposed of Nursing
  Facility - (Net of Income Taxes)                    165,518         (77,480)
                                                  -----------     -----------
          Net Income (Loss)                            79,557        (180,322)
                                                  ===========     ===========





               See accompanying notes to financial statements.

           NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Unaudited

                                                       NINE MONTHS ENDED
                                                  September 30,  September 30,
                                                      1996           1995
                                                  -------------  -------------
Cash Flows from Operating Activities
  Net Income (Loss)                                $   136,692    $   381,007
                                                   -----------    -----------
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by (Used in)
  Operating Activities:
      Depreciation and Amortization                        835            183
      (Gain) Loss Realized on Sale of
        Marketable Debt Securities                     (22,264)         8,879
      Unrealized (Gain) Loss on Marketable
        Debt Securities                                   -           (34,977)
      Interest Receivable                              (62,479)          -
      (Increase) Decrease in Assets:
          Accounts Receivable                          118,669      1,149,948
          Prepaid Expenses                                (735)         2,616
          Prepaid Income Taxes                            -          (157,499)
          Estimated Third-party Payor Settlements         -          (567,903)
      Increase (Decrease) in Liabilities:
          Accounts Payable                              (4,657)      (300,842)
          Accrued Expenses                             (88,764)      (105,098)
          Income Taxes Payable                           (96,582)          -
                                                   -----------    -----------
Total Adjustments                                     (155,977)        (4,693)
                                                   -----------    -----------
Net Cash Provided by (Used in)
Operating Activities                                   (19,285)       376,314
                                                   -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                    -            (4,163)
  Increase in Escrowed Funds                            (5,409)          -
  Other Receivables                                   (138,219)          -
  Purchase of Marketable Securities                    (646,087)    (1,973,085)
  Proceeds from Sale of Marketable Debt Securities     795,058        585,446
                                                   -----------    -----------
Net Cash Provided by (Used in) Investing Activities      5,343     (1,391,802)
                                                   -----------    -----------

Cash Flows from Finanacing Activities:
Purchase of Treasury Stock                                -            (8,176)
                                                   -----------    -----------
Net Cash (Used in) Financing Activities                   -            (8,176)
                                                   -----------    -----------

Net Increase (Decrease) in Unrestricted
  Cash and Equivalents                                 (13,942)    (1,023,664)

Unrestricted Cash and Cash Equivalents
  - Beginning of Year                                  108,205      1,072,286
                                                   -----------    -----------
Unrestricted Cash and Cash Equivalents
  - End of Quarter                                  $    94,263    $    48,622
                                                   ===========    ===========


              See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                               September 30. 1996



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

                          September 30, 1996



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















Date:  November 4, 1996   _____________________________________
                          Diana J. Kerezsi, Corporate Secretary
                          Nursecare Health Centers, Inc.