Form 10-K
period 1996-12-31
NURSECARE HEALTH CENTERS INC
filed 1997-03-28
CIK 73354

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ANNUAL FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                          Commission File Number 0-7667

                         NURSECARE HEALTH CENTERS, INC.
                           A PENNSYLVANIA CORPORATION
                          I.R.S. EMP. I.D. #23-1712311

                              THREE STATION SQUARE
                            PAOLI, PENNSYLVANIA 19301

Registrant's telephone number: Area Code (610) 644-4051

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.10 Par Value Per Share - Class A

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.


                               Yes     X           No
                                   ----------         -----------

Registrant has been subject to such filing requirements for the past 90 days.


                               Yes     X           No
                                   ----------         -----------

As of December 31, 1996, the Issuer had outstanding one class of stock totaling 536,571 shares. The Aggregate Market Value of the shares held by Non-Affiliated Holders (180,736) is approximately $92,175.

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

         The two facilities, Union Forge Nursing Home, Inc. and the Northwood Nursing and Convalescent Home, Inc. were separately incorporated and operated as wholly-owned subsidiaries of the Company. The Union Forge Nursing Home, Inc., located in Hunterton County, New Jersey, was sold in 1990. The Northwood Nursing and Convalescent Home, Inc. was sold in 1994.

         In 1995, the Company formed the Pinnacle Healthcare Group, Inc., a wholly-owned subsidiary of the Company which provides long-term care consulting to long-term care facilities. This includes assistance in achieving regulatory compliance and providing the highest level of quality care through education and staff awareness.

ITEM 2.  PROPERTIES

         Company's headquarters are located in leased space of Three Station Square, Paoli, Pennsylvania, 19301. Registrant occupies approximately one thousand and forty-five (1,045) square feet on the second floor of this office building, which constitutes approximately fourteen percent (14%) of the rental space on that floor. The Registrant's lease runs for a one (1) year term from February 1996, to February, 1997. The annual rental for the year ending December 31, 1996, was $12,830.00.

ITEM 3.  LEGAL PROCEEDINGS


         LICENSURE

         All legal proceedings of a material nature previously reported in the Company's Annual Form 10K were settled or resolved before December 31, 1996 with one exception.

         Suit was filed in the Court of Common Pleas of Philadelphia County in July 1994 on behalf of the Estate of Elsie Regina against the Northwood Nursing Home claiming deficient care. Northwood is adequately insured for the claim against this claim, in the opinion of management, and the carrier has engaged counsel to defend this law suit.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

         A shareholders meeting took place on September 25, 1996 pursuant to notice. The only matte to be voted upon by the shareholders was the election of Directors for the following year. The Directors then in office were elected by unanimous vote.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

         (a)  Market. There is no active market for Registrant's Common Stock.

              The Company is aware that private sales between security holders occur from time to time by way of private negotiation. The Registrant is not involved in such transactions and the price established is between the individuals involved. The Company is aware that securities brokers from time to time will negotiate sales of the Company's stock. The Company does not participate in any such transactions, has not listed any of its shares on any securities exchange and does not know how or what prices are established. Otherwise, to the Company's knowledge, no stock exchange or brokerage firm makes a market in its securities although purchases and sales of its shares reportedly take place from time to time. As of December 31, 1996, the Company had 485 shareholders.

         (b) Dividends. The Registrant has never paid a cash, stock or property dividend. The Company's policy has been to reinvest its earnings.

                                     PART II


ITEM 6 - SELECTED FINANCIAL DATA

                                                              For the Years Ended December 31,
                             ----------------------------------------------------------------------------------------------------
                                1996                1995               1994                1993                1992
                                ----                ----               ----                ----                ----

  Continuing
    Operations
    Revenues                 $   20,935          $   63,606          $    -             $    -              $    -
                             ==========          ==========          ==========         ==========          ==========

  Discontinued
    Operations
    Revenues                 $  275,889          $  452,438          $4,930,930         $5,717,131          $5,041,132
                             ==========          ==========          ==========         ==========          ==========

  Net Loss
    Continuing
    Operations               $ (309,841)         $ (323,830)         $    -             $    -              $    -
                             ==========          ==========          ==========         ==========          ==========

  Net Income
    (Loss)
    Discon-
    tinued
    Operations               $  275,889          $  452,438          $1,745,940         $ (347,365)         $ (402,333)
                             ==========          ==========          ==========         ==========          ==========

  Net Loss Per
    Share
    Continuing
    Operations               $     (.58)         $     (.60)         $    -             $    -              $    -
                             ==========          ==========          ==========         ==========          ==========

  Net Income
    (Loss) Per
    Share
    Discon-
    tinued
    Operations               $      .52          $      .84          $     3.16         $     (.63)         $     (.73)
                             ==========          ==========          ==========         ==========          ==========

  Working
    Capital
    (Deficiency)             $ (467,355)         $ (471,363)         $  750,919         $ (846,068)         $ (414,112)
                             ==========          ==========          ==========         ==========          ==========

  Total Assets               $1,937,442          $2,338,504          $2,962,357         $4,488,607          $4,680,263
                             ==========          ==========          ==========         ==========          ==========

  Long-term Debt:
    Current
      Portion                $     -             $    -              $    -             $  111,643          $  125,629
    Long-term
      Portion                      -                  -                   -              2,096,913           2,184,708
                             ----------          ----------          ----------         ----------          ----------

      Total                  $    -              $    -              $    -             $2,208,556          $2,310,337
                             ==========          ==========          ==========         ==========          ==========

  Dividends Paid             $    -              $    -              $    -             $    -              $    -
                             ==========          ==========          ==========         ==========          ==========

                                       4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Prior to November 30, 1994, the Company operated two nursing facilities with 210-bed capacity. Of the 210 beds, 148 were in Philadelphia, Pennsylvania (Northwood) and 62 beds were in Clinton Township, New Jersey (Union Forge). Union Forge was sold on February 7, 1990. From February, 1990 to November, 1994, only Northwood was operational. On November 30, 1994, Northwood was sold.

         The Company has been wrapping up the affairs of Northwood. There is no comparison of the revenue and income from discontinued operations of the Northwood and continuing operation. The continuing operations primarily exist of the 1995 start up on Pinnacle Healthcare Group, Inc. The Company has been concentrating its efforts in marketing and developing this new venture. Pinnacle Healthcare Group, Inc. is a long-term care consulting firm dedicated to helping long-term care facilities achieve regulatory compliance by providing the highest level of quality care through education and staff awareness.

         We recognize that with the advent of new regulations, survey format and reimbursement methodology, keeping a facility's staff education and up-to-date while remaining in compliance is a challenge. Therefore, we have developed a wide range of programs that will not only educate each facility's staff on how to identify problem areas, but will also give them the tools and training necessary to implement interventions which will maintain regulatory compliance and increase the facility's profit margin.

PART II - ITEM 8


             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS



                                                                       Pages


Independent Auditors' Report                                             7


Consolidated Financial Statements

  As of December 31, 1996 and 1995
    Balance Sheets                                                      8 - 9

  For the Years Ended December 31, 1996, 1995, and 1994
    Statements of Operations                                           10 - 11
    Statements of Changes in Stockholders' Equity                         12
    Statements of Cash Flows                                           13 - 15


Notes to Consolidated Financial Statements                             16 - 24

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Nursecare Health Centers, Incorporated and Subsidiaries
Paoli, Pennsylvania

         We have audited the accompanying consolidated balance sheets of NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                ZELENKOFSKE, AXELROD & CO., LTD.
Jenkintown, Pennsylvania
February 20, 1997

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995





                                     ASSETS

                                                                                       1996                      1995
                                                                                       ----                      ----
Current Assets

  Unrestricted Cash and Cash
    Equivalents (Note 1G)                                                           $  162,957                $  108,205
  Restricted Cash - Escrow                                                               -                       121,546
  Accounts Receivable, Net of
    Allowance For Doubtful Accounts
   (Note 1I)                                                                             -                       126,522
  Interest Receivable                                                                   15,429                    34,567
  Prepaid Expenses                                                                       3,905                     5,176
                                                                                    ----------                ----------

      Total Current Assets                                                             182,291                   396,016
                                                                                     - - - - -                 - - - - -

Marketable Debt Securities (Note 2)                                                  1,455,873                 1,642,097
                                                                                     - - - - -                 - - - - -

Property and Equipment, at Cost
  (Note 1C)
    Furniture and Equipment                                                             53,851                   131,144
    Less:  Accumulated Depreciation                                                    (51,193)                 (127,373)
                                                                                    ----------                ----------

                                                                                         2,658                     3,771
                                                                                     - - - - -                 - - - - -

Other Assets
  Advances to Related Party (Note 3)                                                    96,620                    96,620
  Notes Receivable (Note 6)                                                            200,000                   200,000
                                                                                    ----------                ----------

                                                                                       296,620                   296,620
                                                                                    ----------                ----------





      Total Assets                                                                  $1,937,442                $2,338,504
                                                                                    ==========                ==========











The accompanying notes are an integral part of the consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         1996                     1995
                                                                                         ----                     ----
Current Liabilities
  Accounts Payable                                                                   $  177,160                $  186,210
  Accrued Expenses and Other Liabilities
    Payroll                                                                               -                         6,007
    Real Estate Taxes and Other Taxes                                                    41,792                    45,765
    Insurance                                                                           187,048                   187,048
    Other                                                                                35,288                   151,359
  Income Taxes Payable (Notes 1E and 4)                                                 127,108                   209,740
  Deferred Taxes Payable (Note 4)                                                        81,250                    81,250
                                                                                     ----------                ----------

      Total Current Liabilities                                                         649,646                   867,379
                                                                                      - - - - -                 - - - - -

Commitments and Contingencies (Notes 3,
  and 7)                                                                                  -                         -

Stockholders' Equity
  Common Stock, $.10 par; Authorized
    3,060,000 Shares; Issued 553,251
    Shares                                                                               55,325                    55,325
  Additional Paid-in Capital                                                            535,383                   535,383
  Unrealized Gains (Losses) on
    Marketable Securities
   (Notes 1H and 2)                                                                     (76,563)                   72,814
  Retained Earnings                                                                     784,472                   818,424
                                                                                   ------------              ------------
                                                                                      1,298,617                 1,481,946
  Less:  Treasury Stock, at Cost
         (1996 and 1995 - 16,680 Shares)                                                 10,821                    10,821
                                                                                     ----------                ----------

                                                                                      1,287,796                 1,471,125
                                                                                     ----------                ----------

      Total Liabilities and
        Stockholders' Equity                                                         $1,937,442                $2,338,504
                                                                                     ==========                ==========

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994




                                                                          1996                 1995              1994
                                                                          ----                 ----              ----

Service Revenue                                                        $  20,935            $  63,606            $  -

Cost of Services Sold                                                    122,026               89,870               -
                                                                       ---------            ---------            ------

Deficit                                                                 (101,091)             (26,264)              -

General and Administrative                                               408,031              404,676               -
                                                                       ---------            ---------            ------

Loss From Operations                                                    (509,122)            (430,940)              -
                                                                       - - - - -            - - - - -             - - -

Other Income (Expenses)
  Interest Income                                                        177,017              112,258               -
  Gain (Loss) on Sale of
    Marketable Securities                                                 22,264               (5,148)              -
                                                                       ---------            ---------            ------

                                                                         199,281              107,110               -
                                                                       ---------            ---------            ------

Loss Before Provision for Income
  Taxes                                                                 (309,841)            (323,830)              -

Provision for Income Taxes
  (Note 4)                                                                  -                    -                  -
                                                                       ---------            ---------            ------

Loss From Continuing Operations                                         (309,841)            (323,830)              -
                                                                       - - - - -            - - - - -             - - -

Discontinued Operations (Note 5):
  Loss From Operations of
    Nursing Facility Disposed of                                            -                       -              (692,399)
  Gain on Disposal of Nursing
    Facility, Net of Income Taxes
    (1996 - $8,500; 1995 -
    $104,956; and 1994 - 355,296)                                        275,889              452,438             2,438,339
                                                                       ---------            ---------            ----------

                                                                         275,889              452,438             1,745,940
                                                                       ---------            ---------            ----------

Net Income (Loss)                                                      $ (33,952)           $ 128,608            $1,745,940
                                                                       =========            =========            ==========



The accompanying notes are an integral part of the consolidated financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994





                                                                        1996                1995               1994
                                                                        ----                ----               ----
Earnings (Loss) Per Share (Note 1F)

    Loss From Continuing Operations                                    $  (.58)           $  (.60)              $  -
    Loss From Discontinued
      Operations                                                          -                    -                (1.25)
    Gain on Disposal of Nursing
      Facility                                                             .52                .84                4.41
                                                                       -------            -------             -------

Net Income (Loss)                                                      $  (.06)           $   .24             $  3.16
                                                                       =======            =======             =======

Weighted Average Number of Common
  Shares Outstanding                                                   536,571            541,484             551,921
                                                                       =======            =======             =======




















The accompanying notes are an integral part of the consolidated financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                     Common Stock                        Unrealized                       Treasury Stock
                                  ------------------                      Gains and                      -----------------
                                  Number                   Additional     Losses on     Retained         Number
                                    of                      Paid-in      Marketable     Earnings           of
                                  Shares      Amount        Capital      Securities    (Deficit)         Shares     Amount
                                  ------      ------        -------      ----------    ---------         ------     ------

Balance, January 1, 1994            553,251    $55,325      $535,383      $   -         $(1,056,124)      2,660     $ 2,645

Unrealized Loss on Investments         -          -             -          (32,038)           -            -           -

Net Income for the Year                -          -             -             -           1,745,940        -           -
                                    -------    -------      --------      --------      -----------      ------      ------

Balance, December 31, 1994          553,251     55,325       535,383       (32,038)         689,816       2,660       2,645

Unrealized Gain on Investments         -          -             -          104,852            -            -           -

Purchase of Treasury Stock             -          -             -             -               -          14,020       8,176

Net Income for the Year                -          -             -             -             128,608        -           -
                                    -------    -------      --------     ---------      -----------      ------      ------

Balance, December 31, 1995          553,251     55,325       535,383        72,814          818,424      16,680      10,821

Unrealized Loss on Investments         -          -             -         (149,377)           -            -           -

Net Loss for the Year                  -          -             -             -             (33,952)       -           -
                                    -------    -------      --------      --------      -----------      ------     -------

Balance, December 31, 1996          553,251    $55,325      $535,383      $(76,563)     $   784,472      16,680     $10,821
                                    =======    =======      ========      ========      ===========      ======     =======



The accompanying notes are an integral part of the consolidated financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                       1996                 1995                    1994
                                                       ----                 ----                    ----
Cash Flows from Operating
  Activities
    Net Income (Loss)                               $ (33,952)          $ 128,608               $ 1,745,940
                                                    - - - - -           - - - - -               - - - - - -
    Adjustments to Reconcile Net
      Income (Loss) to Net Cash
      Provided by (Used in)
      Operating Activities:
        Depreciation and
          Amortization                                  1,113                 982                   159,566
        (Gain) Loss Realized on
          Sale of  Marketable Debt
          Securities                                  (22,264)              5,148                     2,382
        Deferred Charges                                 -                      -                    39,457
        Allowance for Doubtful
          Accounts                                       -                      -                  (600,000)
        Accounts Payable
          Settlements                                    -                      -                  (460,179)
        Gain on Sale of Property
          and Equipment                                  -                      -                (2,793,635)
        Covenant Not-to-Compete                          -                      -                  (100,000)
        Deferred Taxes                                   -                 35,454                    45,796

    (Increase) Decrease in Assets
      Accounts Receivable                             126,522             161,067                   995,909
      Estimated Third-party
        Payor Settlements                                -               (400,000)                1,234,434
      Interest Receivable                              19,138             (31,105)                   (3,462)
      Prepaid Expenses                                  1,271                 971                    (7,323)

    Increase (Decrease) in
      Liabilities
        Accounts Payable                               (9,050)           (300,843)                  (68,294)
        Accrued Expenses and
          Other Liabilities                          (126,051)            (83,988)                  (31,199)
        Income Taxes Payable                          (82,632)            (99,760)                  309,500
                                                    ---------           ---------               -----------

    Total Adjustments                                 (91,953)           (712,074)               (1,277,048)
                                                    ---------           ---------               -----------

    Net Cash Provided by (Used in)
      Operating Activities                           (125,905)           (583,466)                  468,892
                                                    - - - - -            - - - - -              - - - - - -





The accompanying notes are an integral part of the consolidated financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                         1996                   1995                  1994
                                                                         ----                   ----                  ----
Cash Flows From Investing
  Activities
    Capital Expenditures                                                   -                   (4,163)               (33,115)
    Decrease in Escrowed Funds                                          121,546                 1,405                 73,799
    Other Receivables                                                      -                    -                    205,437
    Proceeds at Maturity of
      Short-term Investments                                               -                    -                    243,750
    Purchase of Short-term
      Investments                                                          -                    -                   (300,099)
    Proceeds from Sale of
      Marketable Debt Securities                                        802,428               633,552                 30,493
    Purchase of Marketable Debt
      Securities                                                       (743,317)           (1,978,233)               (34,278)
    Proceeds from Notes
      Receivable                                                           -                  975,000                  -
    Net Costs and Cash
      Received From Sale of
      Property and Equipment                                               -                    -                    433,337
                                                                      ---------           -----------            -----------

    Net Cash Provided by (Used
      in) Investing Activities                                          180,657              (372,439)               619,324
                                                                      - - - - -           - - - - - -            - - - - - -

Cash Flows from Financing
  Activities
    Proceeds From Borrowings                                               -                     -                    18,038
    Payments on Note Payable                                               -                     -                   (32,297)
    Payments on Long-term Debt                                             -                     -                  (123,906)
    Purchase of Treasury Stock                                             -                   (8,176)                 -
                                                                      ---------           -----------                -------

    Net Cash Used in Financing
      Activities                                                           -                   (8,176)              (138,165)
                                                                      ---------           -----------            -----------

Net Increase (Decrease) in
  Unrestricted Cash and Cash
  Equivalents                                                            54,752              (964,081)               950,051

Unrestricted Cash and Cash
  Equivalents - Beginning of
  Year                                                                  108,205             1,072,286                122,235
                                                                      ---------           -----------            -----------

Unrestricted Cash and Cash
  Equivalents - End of Year                                           $ 162,957           $   108,205            $ 1,072,286
                                                                      =========           ===========            ===========



The accompanying notes are an integral part of the consolidated financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994





Supplemental Disclosure of Cash Flow Information:

                                                                     1996                     1995                   1994
                                                                     ----                     ----                   ----
Cash Paid During the Year for:

  Interest                                                          $  -                   $     -                 $  270,394
                                                                    =======                ===========             ==========

  Income Taxes                                                      $91,132                $   169,262             $    3,550
                                                                    =======                ===========             ==========


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
                                                                                                  ===========

   Unrealized gains (losses) on marketable debt securities that are available-for-sale as of December 31, 1996 and 1995 were $(149,377), and $104,852, respectively, and are included as a component of stockholders' equity.







The accompanying notes are an integral part of the consolidated financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995, and 1994



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

         The Company's summary of significant accounting policies is described below:

         A)  Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pinnacle Healthcare, Inc. ("Pinnacle"), Northwood Nursing & Convalescent Home, Inc. ("Northwood") (the "Facility"), and Union Forge Nursing Home, Inc. ("Union Forge"). The operations of Northwood and Union Forge have been inactive since the sale of their assets. All significant intercompany transactions and balances have been eliminated in consolidation.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994



NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         B)  Revenues From Discontinued Operations

             Revenues from the Facility were recorded based on standard charges applicable to all residents. Under Medicare, Medicaid, and other cost-based reimbursed programs, the facility was reimbursed for services rendered to covered program residents as determined by reimbursement formulas. Medicaid and Medicare did not account for any revenues in 1996 and 1995. In 1994, Medicare and Medicaid revenues accounted for approximately 88%. The differences between facility established billing rates and the amounts reimbursable by the programs and resident payments was recorded as contractual allowances and deducted from revenues.

             Retroactively calculated third-party contractual adjustments were accrued on an estimated basis in the period the related services are rendered or when such amounts were determined. Differences between estimated contractual adjustments and subsequent audits by third-party payors were recorded in operations in the year such amounts are determined.

             Net revenue from the Northwood facility for the years ended December 31, 1996, 1995 and 1994 were $$-0-, $-0-, and $4,930,930, respectively. These amounts are included in discontinued operations in the accompanying statement of operations.

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

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994


NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         C)   Property and Equipment (Continued)

              The useful lives of property and equipment for purposes of computing depreciation are:

                      Furniture and Equipment 5 - 12 Years

              Depreciation expense was $1,113, $982, and $144,474 for the years ended December 31, 1996, 1995 and 1994, respectively.

         D)   Deferred Financing Costs

              Costs incurred in connection with obtaining mortgage and bond financing were being deferred. Mortgage costs were being amortized using the straight-line method over a 20-year period. Bond costs were amortized on the basis of the amount of bonds outstanding each year. Amortization expense for each of the years ending December 31, 1996, 1995 and 1994 was $-0-, $-0-, and
              $15,092, respectively.

              Upon the sale of the facility, the bonds outstanding were redeemed. As a result of the bond redemption, the remaining unamortized portion of these costs, $39,457, were written off during 1994.

         E)   Income Taxes

              Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The principal difference is the deferral of gain on sale of property and equipment for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994


NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F)   Earnings (Loss) Per Share

              Earnings (Loss) per share is computed on the basis of weighted average number of common shares outstanding during the respective periods.

         G)   Cash and Cash Equivalents

              The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

         H)   Investments in Debt Securities

              Investments are categorized as either trading, available-for-sale, or held-to-maturity. Investments in the trading category are carried at fair value and unrealized gains and losses are included in net earnings. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses recorded as a special component of stockholders' equity. Investments in the held-to-maturity category are carried at amortized cost. At December 31, 1996 and 1995, the Company had no investments that qualified as trading or held-to-maturity.

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

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994


NOTE 1: NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         K)   Reclassifications

              Certain items in 1995 have been reclassified to conform with the 1996 presentation.


NOTE 2:  MARKETABLE DEBT SECURITIES

              Marketable debt securities available-for-sale are stated at fair value at December 31, 1996 and 1995 and include the following:

                                                                            1996                    1995
                                                                            ----                    ----
                        U.S. Treasury Bonds
                          and Notes                                      $1,424,474               $1,434,794
                        Corporate Bonds                                      31,399                  207,303
                                                                         ----------               ----------

                                                                         $1,455,873               $1,642,097
                                                                         ==========               ==========


              The fair value of debt securities held as available-for-sale at December 31, 1996 is as follows:

                                                                        Due Within                 Due After
                                                                          One Year                 Ten Years
                                                                        ----------                 ---------
                     U.S. Treasury Bonds
                       and Notes                                         $     -                  $1,424,474
                     Corporate Bonds                                           -                      31,399
                                                                         ----------               ----------

                                                                         $     -                  $1,455,873
                                                                         ==========               ==========

              An unrealized loss of $76,563 in 1996 and an unrealized gain of $72,814 in 1995 are reflected as a separate component in the stockholders' equity section.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994


NOTE 3:      RELATED PARTY TRANSACTIONS


             Advances to a related party consist of the following at December 31, 1996 and 1995:

                                                                                        1996                1995
                                                                                        ----                ----
             Non-interest bearing amounts due from Nursecare Health Centers'
             parent company, Northeastern Investment Company, Inc.
             ("Northeastern") with no specific repayment terms. Northeastern
             owns 56% of the Company's outstanding common stock.                       $96,620             $96,620
                                                                                        =======             =======


             The Company leases office space from Northeastern, for which rental expenses of $12,830, $12,475, and $12,140 were incurred during 1996, 1995, and 1994, respectively.

             For the years ended December 31, 1996, 1995 and 1994, the Company incurred fees totaling $24,364, $51,201 and $134,175, respectively, for accounting services provided by an accounting firm for which an officer of the Company is a partner.

NOTE 4:      INCOME TAXES

             The provision for income taxes consists of the following for December 31, 1996, 1995, and 1994 which are included in discontinued operations in the accompanying statement of operations:

                                                                     1996                  1995                    1994
                                                                     ----                  ----                    ----
                      Current
                        Federal                                     $8,500               $  69,502              $ 659,600
                        State                                         -                          -                264,500

                      Deferred
                        Federal                                       -                     21,454                (65,765)
                        State                                         -                     14,000                (45,773)

                      Change in Valuation
                        Allowance                                     -                       -                  (457,266)
                                                                    ------               ---------              ---------

                                                                    $8,500               $ 104,956              $ 355,296
                                                                    ======               =========              =========

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994

NOTE 4:      INCOME TAXES (CONTINUED)

             A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                                                     1996                 1995
                                                                                     ----                 ----
                      Computed at the Expected
                        Statutory Rate                                               (34)%                  34%
                      Nondeductible Expenses                                           2                     1
                      Surtax Exemption                                                 -                    (2)
                      Effect of Net Operating Loss
                        Carryforward and Change in
                        Valuation Allowance                                           57                     6
                                                                                     ---                    --

                                                                                      25%                   39%
                                                                                     ===                    ==

             The Company has available at December 31, 1996, net operating loss carryforwards of $2,220,610 for state tax purposes expiring in various years through 2002.

             The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of December 31 are as follows:

                                                                                     1996                 1995
                                                                                     ----                 ----
                       Deferred Tax Assets

                       Tax Loss Carryforwards:
                         Federal                                                   $    -              $  19,500
                         State                                                       222,000             209,000

                       Alternative Minimum Tax
                         Credits                                                        -                   -
                                                                                   ---------           ---------
                                                                                     222,000             228,500
                       Valuation Allowance                                          (222,000)           (228,500)
                                                                                   ---------           ---------
                                                                                        -                   -

                       Deferred Tax Liability
                         Gain on Sale of Property
                           and Equipment                                             (81,250)            (81,250)
                                                                                   ---------           ---------

                       Deferred Tax Liability, Net                                 $ (81,250)          $ (81,250)
                                                                                   =========           =========


             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994


NOTE 4:  INCOME TAXES (CONTINUED)


         Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these net operating loss carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

NOTE 5:  DISCONTINUED NURSING FACILITY OPERATIONS

         On August 12, 1994, the Company entered into an asset purchase agreement with Northwood Retirement Community, Inc. (NRCI), an unaffiliated, Pennsylvania, nonprofit corporation. Under the agreement, the Company sold the land, building, furniture and fixtures, with a carrying amount of $2,006,365 associated with the Northwood nursing facility to NRCI for approximately $4,800,000 resulting in a gain of $2,793,635. On October 21, 1994, NRCI assigned to CCS all rights, title and interest of the asset purchase agreement and on November 30, 1994, the facility was sold to CCS. The Company received two notes, a $975,000 non-interest bearing demand note and a $200,000, 5-year 9% interest bearing note and the remainder of the purchase price in cash. During 1995, the Company received payment on the $975,000 note. In addition, the Company agreed to enter into a 3-year, noncompete agreement in conjunction with the sale (see Note 7).

NOTE 6:  NOTE RECEIVABLE

         The Company has an outstanding note receivable from CCS at December 31, 1996 and 1995 which was received in connection with the sale of the Northwood facility in November, 1994. The note, in the amount of $200,000 is receivable in quarterly installments of interest only at 9% with the principal payment due on November 30, 1999. The Company's right to payments under the note agreement are subordinate to the rights of the senior debtholders on the Northwood facility.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995, and 1994


NOTE 7:  NONCOMPETE AGREEMENT

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

NOTE 8:  FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments.

         Cash and cash equivalents: The carrying amounts reported in the balance sheets approximate their fair value.

         Notes receivable: The carrying amounts reported in the balance sheets approximate their fair value.

         Marketable Debt Securities: These assets consist of U.S. Treasury Bonds and Notes, and corporate bonds, and are reflected at their current traded value.

                                                              1996                                   1995
                                                 --------------------------            -------------------------
                                                 Carrying            Fair              Carrying            Fair
                                                  Amount             Value               Amount            Value
                                                  ------             -----              --------           -----
                 Cash and
                   Cash
                   Equivalents                 $  162,957        $  162,957          $  229,751        $  229,751
                 Notes
                   Receivable                     200,000           200,000             200,000           200,000
                 Marketable
                   Debt
                   Securities                   1,455,873         1,455,873           1,642,097         1,642,097


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's accountants are Zelenkofske & Axelrod & Co., Ltd., certified public accountants. During 1996, there was no change in the Company's accountants nor were there any disagreements with the accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company has five (5) members of its Board of Directors who are listed below including Executive Offices held by each, if any. As noted in the table below, four (4) members of the Board have been serving in the capacity for twenty-four (24) years.

                                                                     Director                  Shares      Percent
 Officer Name                 Principal Occupation                     Since       Age        Nursecare   of Class
--------------                --------------------                   --------      ---        ---------   --------
James F.               President
    Hubbert             Nursecare Health Centers, Inc.                  1969        57          5,000        .9%

 Frank H.               CPA
    Slattery            Colucci & Slattery, P.C.
                        Horsham, PA
                        Secretary-Treasurer of Nursecare Health
                        Centers, Inc. since 1981 (and Treasurer
                        since 1979)                                     1971        56          5,000        .9%

 Harry                  Half-A-Car, Inc.
    Wolfington          308 Lancaster Avenue
                        Wynnwood, PA                                    1971        58          5,000        .9%


 Joseph Zoll            President, Co-Owner Associates for
                        Research, Testing and Certifying Children
                        and Adults Ascertaining Learning Potential
                        of Disability also Marketing and Analysis
                        Survey Firm                                     1971        56         41,035      7.62%

 F. Joseph              Pennsylvania State Senator
    Loeper,             Majority Leader
    Jr.                 Pennsylvania Senate                             1990        52           -0-        -0-

ITEM 11.  REMUNERATIONS OF MANAGEMENT

          Nursecare Health Centers, Inc. does not have any retirement benefits for its Officers or Directors. The following table indicates the aggregate cash and cash equivalent form of remuneration including salaries, Directors fees, commissions and bonuses of all Officers of the Company in excess of Fifty Thousand Dollars ($50,000.00) each and all Officer and Directors of the Company as a group.

          Name               Capacity
       of Individual           in
       or Persons             Which                Cash and Cash Equivalent
       as a Group             Served                 Forms of Remuneration
       ----------             ------               ------------------------

                                        Salaries,          Securities  or  prop-
                                        Director fees,     erty insurance bene-
                                        commissions and    fits or reimburse-
                                        bonuses            ment, personal bene-
                                                           fits

   James F. Hubbert         President        $165,192            $23,950

   All Officers and
     Directors as a
     Group                                   $265,622            $29,475


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The first following table sets forth the names as of December 31, 1996, of persons owning of record, directly, indirectly or beneficially more than five percent (5%) of Nursecare Health Centers, Inc. Common Stock.

                                     TABLE 1
                                     -------
Title of  Name and Address of           Amount and Nature of      Percent
 Class    Beneficial Owner              Beneficial Ownership     of Class
--------- ---------------------------  -----------------------  ----------

Common    Northeastern Investment       Of Record and              56%
Stock     Company, Inc.                 Beneficially: 300,000
Class A   3 Station Square              Shares
          Paoli, PA

Common    Joseph C. Zoll                41,035 Shares            7.62%
Stock     2240 Deerfield
Class A   Media, PA


          The second following table sets forth the amount of stock owned of record, beneficially, directly or indirectly, by the Directors and Officers of Nursecare Health Centers, Inc., as a group and individually as appropriate of Northeastern Investment Company, Inc. As of December 31, 1996, Northeastern Investment Company, Inc. had one (1) class of Common Stock outstanding and the total amount issued was one hundred seventy-three thousand five hundred seventy-six (173,576) shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

                                             Amount of
                                            Beneficially      Percent
                    Title of Class             Owned          of Class
                    --------------             -----          --------
                     Common Stock*            152,005          87.57%

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

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

          Frank H. Slattery, a director of the Company and a partner in a certified public accounting firm provided some accounting services for the Company during 1996. During the period covered in this report he had a 50% equity interest in the CPA firm.

                                     PART IV

ITEM 14.  EXHIBITS

          Previously submitted Exhibits are incorporated herein by reference. They include the Articles of Incorporation of the Company, its bylaws, financial statements and material agreements concerning the sale of the Company's two nursing homes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therefore duly authorized.

NURSECARE HEALTH CENTERS, INC.



Dated:  March 27, 1997              __________________________________
                                    JAMES F. HUBBERT
                                    President and Chairman of the Board

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

5. The Company maintains life and health insurance for its Officers as well as a medical and dental protection plan for its President. The President also has use of the Company automobile. The Company reimburses its President for travel relating to Company business. Indirect remuneration includes all payments on account of these benefits.

6. The Board of Directors met on five (5) occasions in 1996. Of the figure included above, $25,000 was paid to Directors for meetings attended. $24,364.75 was paid to Colucci & Slattery, P.C. for accounting services. The Company's Assistant Secretary, Treasurer and Board Member Frank H. Slattery is a 50% partner in the firm.