Form 10-Q
period 1997-03-31
NURSECARE HEALTH CENTERS INC
filed 1997-05-13
CIK 73354

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997
                     ----------------

Commission File Number 0-7667
                      --------


                     NURSECARE HEALTH CENTERS, INCORPORATED
                     --------------------------------------


       PENNSYLVANIA                                       23-1712311
       ------------                                       ----------
(State of Incorporation                                 Identification No.)
   Or Organization)                                    (I. R. S. Employer

Three Station Square, Suite 205, Paoli, Pennsylvania         19301
----------------------------------------------------      -----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number: 610-644-4051
                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X       No
                             -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                            Outstanding At March 31, 1997
 Common Stock,  $.10 par value                      536,571 shares

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

                                     ASSETS


                                                              March 31            December 31
                                                               1997                   1996
                                                              --------            -----------
Current Assets:
  Unrestricted Cash and Cash Equivalents                    $   37,715             $  162,957
  Accounts Receivable, Net of Allowance
    for Doubtful Accounts (1997 $-0-; 1996 $-0-)                 1,078                   --
  Interest Receivable                                            6,092                 15,429
  Prepaid Expenses                                               9,863                  3,905
                                                            ----------             ----------
          Total Current Assets                                  54,748                182,291
                                                            ----------             ----------
Marketable Debt Securities                                   1,427,547              1,455,873
                                                            ----------             ----------
Property and Equipment, at Cost
  Furniture and Equipment                                       53,851                 53,851
  Less:  Accumulated Depreciation                              (51,472)               (51,193)
                                                            ----------             ----------
                                                                 2,379                  2,658
                                                            ----------             ----------
Other Assets
  Advances to Related Party                                     96,620                 96,620
  Notes Receivable, Less Current Portion                       200,000                200,000
                                                            ----------             ----------
                                                               296,620                296,620
                                                            ----------             ----------
          Total Assets                                      $1,781,294             $1,937,442
                                                            ==========             ==========





                See accompanying notes to financial statements.

                NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                       Unaudited

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31             December 31
                                                                            1997                  1996
                                                                            ----                  ----
Current Liabilities:
   Accounts Payable                                                      $  210,683             $  177,160
  Accrued Expenses and Other Liabilities
    Taxes                                                                    41,792                 41,792
    Insurance                                                               187,048                187,048
    Other                                                                     6,998                 35,288
  Income Taxes Payable                                                      127,108                127,108
  Deferred Taxes Payable                                                     81,250                 81,250
                                                                         ----------             ----------
          Total Current Liabilities                                         654,879                649,646
                                                                         ----------             ----------
Stockholders' Equity
  Common Stock, $.10 par; Authorized 3,060,000 Shares;
   Issued 553,251 Shares                                                     55,325                 55,325
  Additional Paid-in Capital                                                535,383                535,383
  Unrealized Gains (Losses) on Marketable Securities                       (163,766)               (76,563)
  Retained Earnings                                                         710,294                784,472
                                                                         ----------             ----------
                                                                          1,137,236              1,298,617
 Less:  Treasury Stock, at Cost (1997 & 1996 - 16,680 Shares)                10,821                 10,821
                                                                         ----------             ----------
                                                                          1,126,415              1,287,796
                                                                         ----------             ----------
          Total Liabilities and  Stockholders' Equity                    $1,781,294             $1,937,442
                                                                         ==========             ==========












                See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                    Unaudited



                                                                            THREE MONTHS ENDED
                                                                       ------------------------------
                                                                       March 31             March 31
                                                                         1997                 1996
                                                                         ----                 ----
Revenues                                                               $   4,040            $  17,833
                                                                       ---------            ---------
 Cost of Operations and
 General and Administrative                                              123,547              159,229
                                                                       ---------            ---------

          Loss from Operations                                          (119,507)            (141,396)
                                                                       ---------            ---------

Other Income (Expenses)
  Investment Income                                                       40,997               19,560
  Gain (loss) Realized on Sale of Marketable Debt Securities              (1,746)              14,716
                                                                       ---------            ---------
                                                                          39,251               34,276
                                                                       ---------            ---------

Income (Loss) Before Provision for Income Taxes                          (80,256)            (107,120)
Provision for Income Taxes                                                  --                   --
                                                                       ---------            ---------
          Net Income (Loss) From Continuing Operations                   (80,256)            (107,120)

Discontinued Operations                                                    6,078              (15,611)
                                                                       ---------            ---------

Net Loss                                                                 (74,178)           $(122,731)

Retained Earnings Beginning of Year                                      784,472              818,424
                                                                       ---------            ---------

Retained Earnings, End of Quarter                                      $ 710,294            $ 695,693
                                                                       =========            =========

Earnings (Loss) Per Share                                              $    (.14)           $    (.23)
                                                                       =========            =========


Weighted Average Number of Common Shares Outstanding                     536,571              536,571
                                                                       =========            =========






                See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited
[CAPTION]

                                                                                 THREE MONTHS ENDED
                                                                             ----------------------------
                                                                              March 31          March 31
                                                                                1997              1996
                                                                                ----              ----
Cash Flows from Operating Activities
  Net Loss                                                                   $ (74,178)        $(122,731)
                                                                             ----------        ----------
  Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by (Used in) Discontinued Operating Activities:
        Depreciation and Amortization                                              279               279
        (Gain) Loss Realized on Sale of Marketable Debt Securities               1,745           (14,716)
        (Increase) Decrease in Assets:
            Accounts Receivable                                                 (1,078)           66,130
            Interest Receivable                                                  9,337            18,848
            Prepaid Expenses                                                    (5,958)            1,566
        Increase (Decrease) in Liabilities:
            Accounts Payable                                                    33,523                 1
            Accrued Expenses                                                   (28,290)           17,211
            Income Taxes Payable                                                  --             (79,661)
                                                                             ----------        ----------
 Total Adjustments                                                               9,558             9,658
                                                                             ----------        ----------
Net Cash Provided by (Used in) Operating Activities                            (64,620)         (113,073)
                                                                             ----------        ----------
Cash Flows from Investing Activities:
 Purchase of Marketable Securities                                            (205,522)         (402,187)
 Proceeds from Sale of Marketable Debt Securities                              144,900           499,007
                                                                             ----------        ----------
Net Cash Provided by (Used in) Investing Activities                            (60,622)           96,820
                                                                             ----------        ----------
Net Cash (Used in) Financing Activities                                           --                --
                                                                             ----------        ----------
Net Increase (Decrease) in Unrestricted Cash and Equivalents                  (125,242)          (16,253)
Unrestricted Cash and Cash Equivalents - Beginning of Year                     162,957           108,205
                                                                             ----------        ----------
Unrestricted Cash and Equivalents - End of Quarter                           $  37,715         $  91,952
                                                                             ==========        ==========


                See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 March 31, 1997

Note 1   The Preceding financial information was prepared from the books and records of the Company and includes all necessary normal recurring adjustments for a fair presentation of the results of operations on a basis consistent with the Company's most recent annual certified financial statements filed with the Commission for the preceding year ended December 31, 1996.

Note 2   The financial statements submitted in this report are not prepared in conformity with generally accepted accounting principles because the Company is not submitting all the disclosures which are required by generally accepted accounting principles.

Note 3   For more detailed information with respect to (1) nature of organization and summary of significant accounting policies; (2) marketable debt securities; (3) related party transactions; (4) income taxes; (5) discontinued nursing facility operations; (6) note receivable; (7) non compete agreement; (8) fair values of financial instruments, see the notes to consolidated financial statements filed with the Commission in the Company's annual Form 10-K for the year ended December 31, 1996.

Note 4   The Company is not required to file Form 8-K to report any unusual charges or credits to income during the most recently completed quarter and the Company has not changed its independent accountants.





                See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

                                 March 31, 1997

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

         The Company has been wrapping up the discontinued operating affairs of the Northwood. The continuing operations primarily exist of the 1996 and 1997 start up on The Pinnacle Healthcare Group, Inc. The Company has been concentrating its efforts in marketing and developing of this new venture. The Pinnacle Healthcare Group, Inc. is a long term care consulting firm dedicated to helping long term care facilities achieve regulatory compliance by providing the highest level of quality care through education and staff awareness.

                     NURSECARE HEALTH CENTERS, INCORPORATED

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.







Date:  May 9, 1997                               ______________________________
                                                  James F. Hubbert, President
                                                  Nursecare Health Centers, Inc.