Form 10-Q
period 1997-06-30
NURSECARE HEALTH CENTERS INC
filed 1997-08-12
CIK 73354

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997
                      -------------

Commission File Number 0-7667
                       ------


                     NURSECARE HEALTH CENTERS, INCORPORATED
                     --------------------------------------


     PENNSYLVANIA                                             23-1712311
     ------------                                             ----------
(State of Incorporation Or Organization)                 (I. R. S. Employer
                                                         Identification No.)

Three Station Square, Suite 205, Paoli, Pennsylvania            19301
----------------------------------------------------            -----
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number:  610-644-4051
                                ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X      No
                   ----------   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                            Outstanding At June 30, 1997
Common Stock,  $.10 par value                     536,571 shares
                                                   (See note 5)

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

                                     ASSETS

                                                           June 30            December 31
                                                            1997                  1996
                                                            ----                  ----
Current Assets:
  Unrestricted Cash and Cash Equivalents                 $    61,212          $   162,957
  Accounts Receivable, Net of Allowance
    for Doubtful Accounts (1997 $-0-; 1996 $-0-)               1,778                 --
  Interest Receivable                                          7,164               15,429
  Prepaid Expenses                                             3,084                3,905
                                                         -----------          -----------
          Total Current Assets                                73,238              182,291
                                                         -----------          -----------
Marketable Debt Securities                                 1,421,138            1,455,873
                                                         -----------          -----------
Property and Equipment, at Cost
  Furniture and Equipment                                     53,851               53,851
  Less:  Accumulated Depreciation                            (51,750)             (51,193)
                                                         -----------          -----------
                                                               2,101                2,658
                                                         -----------          -----------
Other Assets
  Advances to Related Party                                   96,620               96,620
  Notes Receivable, Less Current Portion                     200,000              200,000
                                                         -----------          -----------
                                                             296,620              296,620
                                                         -----------          -----------
          Total Assets                                   $ 1,793,097          $ 1,937,442
                                                         ===========          ===========

                See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30               December 31
                                                                      1997                    1996
                                                                   ----------              ----------
Current Liabilities:
  Accounts Payable                                                 $  178,260              $  177,160
  Accrued Expenses and Other Liabilities
    Taxes                                                              41,792                  41,792
    Insurance                                                         187,048                 187,048
    Other                                                              19,197                  35,288
  Income Taxes Payable                                                127,817                 127,108
  Deferred Taxes Payable                                               81,250                  81,250
                                                                   ----------              ----------
          Total Current Liabilities                                   635,364                 649,646
                                                                   ----------              ----------
Stockholders' Equity
  Common Stock, $.10 par; Authorized 3,060,000 Shares;
    Issued 553,251 Shares                                              55,325                  55,325
  Additional Paid-in Capital                                          535,383                 535,383
  Unrealized Gains (Losses) on Marketable Securities                  (85,067)                (76,563)
  Retained Earnings                                                   662,913                 784,472
                                                                   ----------              ----------
                                                                    1,168,554               1,298,617
 Less:  Treasury Stock, at Cost (1997 & 1996 -
    16,680 Shares)                                                    (10,821)                (10,821)
                                                                   ----------              ----------
                                                                    1,157,733               1,287,796
                                                                   ----------              ----------
          Total Liabilities and Stockholders' Equity               $1,793,097              $1,937,442
                                                                   ==========              ==========

                See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              AND RETAINED EARNINGS
                                    Unaudited

                                                         SIX MONTHS ENDED                          THREE MONTHS ENDED
                                                   ----------------------------                ---------------------------
                                                    June 30,          June 30,                 June 30,           June 30,
                                                      1997              1996                     1997               1996
                                                   ----------         ---------                ---------          ---------
Revenues                                           $   5,900          $  18,011                $   1,860          $     178
                                                   ----------         ---------                ---------          ---------
Cost of Operations                                      --                 --                       --                 --
General and Administrative Expenses                  222,439            276,456                   98,892            117,227
Provision for Uncollectible Amounts                     --                 --                       --                 --
                                                   ----------         ---------                ---------          ---------
                                                     222,439            276,456                   98,892            117,227
                                                   ----------         ---------                ---------          ---------
Income (Loss) From Operations                       (216,539)          (258,445)                 (97,032)          (117,049)
                                                   ----------         ---------                ---------          ---------
Other Income (Expenses)
    Interest Expense                                    --               (1,803)                    --               (1,803)
    Interest Income                                   92,240             97,096                   51,243             77,536
    Gain (Loss) Realized on Sale of
      Marketable Debt Securities                     (37,735)            19,191                  (35,989)             4,475
                                                   ----------         ---------                ---------          ---------
                                                      54,505            114,484                   15,254             80,208
                                                   ----------         ---------                ---------          ---------
Income (Loss) Before Provision for Income
   Taxes                                            (162,034)          (143,961)                 (81,778)           (36,841)

Provision for Income Taxes                              --                 --                       --                 --
                                                   ----------         ---------                ---------          ---------
Net Income (Loss) From Continuing Operations        (162,034)          (143,961)                 (81,778)           (36,841)

Discontinued Operations                               40,475            201,096                   34,397            216,707
                                                   ----------         ---------                ---------          ---------
Net Income (Loss)                                   (121,559)            57,135                $ (47,381)         $ 179,866
                                                                                               =========          =========
Retained Earnings, Beginning of Year                 784,472            818,424
                                                   ----------         ---------
Retained Earnings at End of Quarter                $ 662,913          $ 875,559
                                                   =========          =========
Earnings (Loss) Per Share                          $    (.23)         $     .11
                                                   =========          =========
Weighted Average Number of Common Shares
   Outstanding                                       536,571            536,571
                                                   =========          =========

                 See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                                                              SIX MONTHS ENDED
                                                                        -------------------------------
                                                                         June 30              June 30
                                                                           1997                 1996
                                                                           ----                 ----
Cash Flows from Operating Activities
 Net Loss                                                               $(121,559)            $  57,135
                                                                        ---------             ---------
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  (Used in) Discontinued Operating
  Activities:
    Depreciation and Amortization                                             557                   557
    (Gain) Loss Realized on Sale of
    Marketable Debt Securities                                             37,735               (19,191)
    (Increase) Decrease in Assets:
       Accounts Receivable                                                 (1,778)              117,663
       Interest Receivable                                                  8,265               (48,144)
       Prepaid Expenses                                                       821                (1,588)
     Increase (Decrease) in Liabilities:
       Accounts Payable                                                     1,100                (4,475)
       Accrued Expenses                                                   (16,091)              (58,183)
       Income Taxes Payable                                                   709               (96,582)
                                                                        ---------             ---------
Total Adjustments                                                          31,318              (109,943)
                                                                        ---------             ---------

Net Cash Provided by (Used in) Operating Activities                       (90,241)              (52,808)
                                                                        ---------             ---------

Cash Flows from Investing Activities:
Net Change in Investments                                                 (18,991)
    Unrealized Loss on Investments                                         (8,504)                 --
    Increase in Escrowed Funds                                               --                  (3,836)
    Other Receivables                                                        --                (152,890)
    Purchase of Marketable Securities                                    (492,706)             (511,617)
    Proceeds from Sale of Marketable Debt Securities                      508,697               669,738
                                                                        ---------             ---------

Net Cash Provided by (Used in) Investing Activities                       (11,504)                1,395

Net Cash (Used in) Financing Activities                                      --                    --
                                                                        ---------             ---------

Net Increase (Decrease) in Unrestricted Cash and Equivalents             (101,745)              (51,413)

Unrestricted Cash and Cash Equivalents - Beginning of Year                162,957               108,205
                                                                        ---------             ---------

Unrestricted Cash and Equivalents - End of Quarter                      $  61,212             $  56,792
                                                                        =========             =========

                See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  June 30, 1997

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

Note 5 The Company offerred to purchase up to 100,000 common shares at $3.00 per share. This was completed in July of 1997.








                See accompanying notes to financial statements.

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

                                  June 30, 1997

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

     In addition, the Company is investigating other investment opportunities.





















                See accompanying notes to financial statements.

                     NURSECARE HEALTH CENTERS, INCORPORATED

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.







Date:  August 11, 1997             /s/ James F. Hubbert, President
                                   -------------------------------------
                                   James F. Hubbert, President
                                   Nursecare Health Centers, Inc.