Form 10-Q
period 1997-09-30
NURSECARE HEALTH CENTERS INC
filed 1997-11-04
CIK 73354

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997
                      ------------------
Commission File Number 0-7667
                       ------


                     NURSECARE HEALTH CENTERS, INCORPORATED
                     --------------------------------------


         PENNSYLVANIA                                  23-1712311
         ------------                                  ----------
(State of Incorporation Or Organization)  (I. R. S. Employer Identification No.)

Three Station Square, Suite 205, Paoli, Pennsylvania          19301
----------------------------------------------------        ----------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number:  610-644-4051
                                ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes__X__    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                            Outstanding At September 30, 1997
Common Stock,  $.10 par value                          436,514 shares

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

                                     ASSETS

                                                September 30         December 31
                                                    1997                 1996
                                                    ----                 ----
Current Assets:
  Unrestricted Cash and Cash Equivalents       $   53,213            $  162,957
  Accounts Receivable                               -                       -

  Interest Receivable                               2,166                15,429
                                                    1,954                 3,905
          Total Current Assets                  ---------            -----------
                                                   57,333               182,291
                                                ---------            -----------

Marketable Debt Securities                      1,387,332             1,455,873
                                                ---------            -----------
Property and Equipment, at Cost

  Furniture and Equipment                          53,851                53,851
  Less:  Accumulated Depreciation                 (52,030)              (51,193)
                                                ---------            -----------
                                                    1,821                 2,658
                                                ---------            -----------
 Other Assets

  Advances to Related Party                        96,620                96,620
  Notes Receivable, Less Current Portion            -                   200,000
                                                ---------            -----------
                                                   96,620               296,620
                                                ---------            -----------

Total Assets                                   $1,543,106            $1,937,442
                                                =========            ===========

                 See accompanying notes to financial statements.
                                     Page 2

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    Unaudited

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30         December 31,
                                                                 1997                 1996
                                                                 ----                 ----
Current Liabilities:

  Accounts Payable                                         $     173,162        $     177,160
  Accrued Expenses and Other Liabilities

    Taxes                                                         41,792               41,792
    Insurance                                                    187,048              187,048
    Other                                                         45,533               35,288
  Income Taxes Payable                                           118,278              127,108
  Deferred Taxes Payable                                          81,250               81,250
                                                           -------------        -------------
          Total Current Liabilities                              647,063              649,646
                                                           -------------        -------------

Stockholders' Equity
  Common Stock, $.10 par; Authorized 3,060,000 Shares;
    Issued 436,514 Shares                                         43,651               55,325
  Additional Paid-in Capital                                     235,883              535,383
  Unrealized Losses on Marketable Securities                     (14,967)             (76,563)
  Retained Earnings                                              631,476              784,472
                                                           -------------        -------------
                                                                 896,043            1,298,617

Less:  Treasury Stock, at Cost (1996 - 16,680 Shares)              -                  (10,821)
                                                           -------------        -------------
                                                                 896,043            1,287,796
                                                           -------------        -------------

          Total Liabilities and Stockholders' Equity        $  1,543,106        $   1,937,442
                                                           =============        =============







                 See accompanying notes to financial statements.
                                     Page 3

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                              AND RETAINED EARNINGS
                                    Unaudited



                                                                NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                                -----------------                       ------------------
                                                       September 30,          September 30,     September 30,          September 30,
                                                           1997                   1996               1997                   1996
                                                       -------------          -------------     -------------          -------------
Revenues                                                $    9,030            $     18,011           3,130                  -
                                                       ------------           ------------      ------------           -------------
Cost of Operations                                          57,938                   -              57,938                  -
General and Administrative Expenses                        255,349                 400,207          32,910                 123,751
                                                       ------------           ------------      ------------           -------------
                                                           313,287                 400,207          90,848                 123,751
                                                       ------------           ------------      ------------           -------------
Income (Loss) From Operations                             (304,257)               (382,196)        (87,718)               (123,751)
                                                       ------------           ------------      ------------           -------------
Other Income (Expenses)

    Interest Expense                                         -                      (1,803)           -                     -
    Interest Income                                        136,290                 131,813          44,050                  34,717

    Gain (Loss) Realized on Sale of Marketable
      Debt Securities                                      (39,970)                 22,264          (2,235)                  3,073

                                                       ------------           ------------      ------------           -------------
                                                            96,320                 152,274          41,815                  37,790
                                                       ------------           ------------      ------------           -------------
Income (Loss) Before Provision for Income Taxes           (207,937)               (229,922)        (45,903)                (85,961)

Provision for Income Taxes                                   -                       -               -                       -
                                                       ------------           ------------      ------------           -------------
Net Income (Loss) From Continuing Operations              (207,937)               (229,922)        (45,903)                (85,961)


Discontinued Operations                                     54,941                 366,614          14,466                  165,518
                                                       ------------           ------------      ------------           -------------
Net Income (Loss)                                         (152,996)                136,692       $ (31,437)               $  79,557
                                                                                                ============           =============
Retained Earnings, Beginning of Year                       784,472                 818,424
                                                       ------------           ------------
Retained Earnings at End of Quarter                     $  631,476            $    955,116
                                                       ============           ============
Earnings (Loss) Per Share                               $  (.29)                 $ .25
                                                       ============           ============
Weighted Average Number of Common Shares Outstanding       525,668                 536,571
                                                       ============           ============


                 See accompanying notes to financial statements.
                                     Page 4

                     NURSECARE HEALTH CENTERS, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                               September 30       September 30
                                                                                   1997               1996
                                                                                   ----               ----
Cash Flows from Operating Activities
  Net Income (Loss)                                                           $   (152,996)       $   136,692
                                                                              -------------       ------------
  Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by (Used in) Discontinued Operating Activities:
      Depreciation and Amortization                                                    837                835
      (Gain) Loss Realized on Sale of Marketable Debt Securities                    39,966            (22,264)
      Interest Receivable                                                            -                (62,479)
      (Increase) Decrease in Assets:
          Accounts Receivable                                                       13,263            118,669
          Prepaid Income Taxes                                                       -                  -
          Prepaid Expenses                                                           1,951               (735)
      Increase (Decrease) in Liabilities:
          Accounts Payable                                                          (3,998)            (4,657)
          Accrued Expenses                                                          10,245            (88,764)
          Income Taxes Payable                                                      (8,830)           (96,582)
                                                                              -------------       ------------
Total Adjustments                                                                   53,434           (155,977)
                                                                              -------------       ------------

Net Cash Provided by (Used in) Operating Activities                                (99,562)           (19,285)
                                                                              -------------       ------------
Cash Flows from Investing Activities:
    Net Change - Investments                                                       (66,172)             -
    Increase in Escrowed Funds                                                       -                 (5,409)
    Other Receivable                                                               200,000           (138,219)
    Purchase of Marketable Securities                                             (492,706)          (646,087)
    Proceeds from Sale of Marketable Debt Securities                               649,049            795,058
                                                                              -------------       ------------

Net Cash Provided by (Used in) Investing Activities                                290,171              5,343
                                                                             -------------       ------------

                 See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited


                                                                                       NINE MONTHS ENDED
                                                                                       -----------------
                                                                               September 30,      September 30,
                                                                                    1997               1996
                                                                                    ----               ----
Cash Flows from Financing Activities:

  Purchase and Retirement of Treasury Shares                                     (300,353)               -
                                                                                ----------         ----------

Net Cash (Used in) Financing Activities                                          (300,353)               -
                                                                                ----------         ----------

Net Increase (Decrease) in Unrestricted Cash and Equivalents                     (109,744)           (13,942)

Unrestricted Cash and Cash Equivalents - Beginning of Year                        162,957            108,205
                                                                                ----------         ----------

Unrestricted Cash and Equivalents - End of Quarter                              $  53,213          $  94,263
                                                                                ==========         ==========

Supplemental Information:

  Income Taxes Paid                                                                 8,830                -
                                                                                ==========         ==========

  Interest Paid                                                                       -                1,803
                                                                                ==========         ==========

                 See accompanying notes to financial statements.
                                     Page 6

            NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                              September 30, 1997

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

Note 5 The Company purchased 100,118 common shares at $3.00 per share. This was completed in the quarter ended September 30, 1997.






                 See accompanying notes to financial statements.

             NURSECARE HEALTH CENTERS, INCORPORATED AND SUBSIDIARIES
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

                               September 30, 1997

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







Date:  October 31, 1997
                                                 ------------------------------
                                                 James F. Hubbert, President
                                                 Nursecare Health Centers, Inc.